Form 10QSB
period 2006-12-31
CX2 Technologies, Inc.
filed 2007-03-12
CIK 1384929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

 [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission file number 0-52396

CX2 TECHNOLOGIES, INC. (Name of small business issuer in its charter)	Nevada (State or other jurisdiction of incorporation or organization)
20-2889663 (I.R.S. Employer Identification No.)	2240 Woolbright Road, Suite 317, Boynton Beach FL (Address of principal executive offices)
33426 (Zip Code)	Issuer's telephone number: (561) 740-1734

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( )  No (X)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ( ) No (X)

As of March 12, 2007, there were 17,742,210 shares of the Registrant’s common stock outstanding..

Transitional Small Business Disclosure Format (Check one): Yes (  )  No (X )

CX2 TECHNOLOGIES,, INC.

INDEX

PART I FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Balance Sheets at December 31, 2006 (unaudited) and March 31, 2006

3

Condensed Statements of Operations for the three months and nine months ended December 31, 2006 and 2005 (unaudited)

and the  period from May 21, 2002 (Inception) to December 31, 2006 (unaudited)

4

Condensed Statements of Stockholders’ Equity for the period from May 21, 2002 (Inception) to

December 31, 2006 (unaudited)

5

Condensed Statements of Cash Flows for the nine months ended December 31, 2006 and 2005 (unaudited) and the period

 From May 21, 2002 (Inception) to December 31, 2006 (unaudited)

6

Notes to Condensed Financial Statements

7-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

12- 17

Item 3. Controls and Procedures

17

PART II OTHER INFORMATION

Item 1. Legal Proceedings

18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3. Defaults Upon Senior Securities

18

Item 4. Submission of Matters to a Vote of Security Holders

18

Item 5. Other Information

18

Item 6.Exhibits

18

CX2 TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

DECEMBER 31, 2006 AND MARCH 31, 2006

	Dec. 31, 2006 (Unaudited)	March 31, 2006
ASSETS
CURRENT ASSETS
Cash	$ 3,685	$ 10,267
Inventories, net	232,500	-
Prepaid licensing fee	48,000	-
Total Current Assets	284,185	10,267

PROPERTY AND EQUIPMENT, NET	52,238	61,056
OTHER ASSETS:
Airtime Agreement, net	4,833,333	-
Prepaid licensing fee	69,300	-
Deposits	5,448	-
Total Other Assets	4,908,081	-
TOTAL ASSETS	$ 5,244,504	$ 71,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	636	242
Accrued Liabilities	38,086	3,498
Accrued Payroll	39,615	6,002
Due to Related Party	4,737
Note Payable	19,500	-
TOTAL LIABILITIES	102,574	9,742

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 15,705,210 and 15,071,000 shares issued and outstanding respectively	15,705	15,071
Additional Paid in capital	5,689,475	5,065,929
Deferred Stock Compensation	-	(5,000,000)
Accumulated deficit during the development stage	(563,250)	(19,419)
Total Stockholders’ Equity	5,141,930	61,581
Total Liabilities and Stockholders’ Equity	$ 5,244,504	$ 71,323

See accompanying notes to condensed financial statements.

CX2 TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

AND FOR PERIOD FROM MAY 21, 2002 (INCEPTION) TO DECEMBER 31, 2006

(UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31, 2006	THREE MONTHS ENDED DECEMBER 31, 2005	NINE MONTHS ENDED DECEMBER 31, 2006	NINE MONTHS ENDED DECEMBER 31, 2005	FROM MAY 21, 2002 (INCEPTION) TO DECEMBER 31, 2006

Revenue:	$ -	$ -	$ -	$ -	$ -

Operating Expenses:
Selling, General and administrative	103,365	250	367,936	1,550	387,355
Depreciation & amortization	128,073	-	175,885	-	175,885
Total Operating Expenses	231,438	250	543,821	1,550	563,240

Loss From Operations	$ (231,438)	$ (250)	$ (543,821)	$ (1,550)	$ (563,240)

Other income (Expense)
Interest expense	437	-	(10)	-	(10)
Total Other Income Expense	437	-	(10)	-	(10)
Loss Before Provision for Income Taxes	-	-	-	-	-
Net Loss	$ (231,001)	$ (250)	$ (543,831)	$ (1,550)	$ (563,250)
Net Loss Per Share Basic and Diluted	$ (0.01	$ (0.00)	$ (0.04)	$ (0.00)	$ (0.05)

Weighted-Average Number of Common Shares Outstanding – Basic and Diluted	15,692,281	10,000,000	15,500,368	10,000,000	10,977,384

See accompanying notes to condensed financial statements.

CX2 TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 21, 2002 (INCEPTION) TO DECEMBER 31, 2006 (UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Deferred Stock Compensation	Accumulated (Deficit) During Development Stage	Total
Balances at Inception		$ -	$ -		$ -	$ -
Issuance of Common Stock for cash ($.001 per share) May 25, 2002) at par value	10,000,000	10,000		-	-	10,000
Net (Loss) for the period					(5,400)	(5,400)
BALANCE, MARCH 31, 2003	10,000,000	10,000	-	-	(5,400)	4,600
Net (Loss) for the year					(1,400)	(1,400)
Balance, March 31, 2004	10,000,000	10,000	-	-	(6,800)	3,200
Net (Loss) for the year					(1,400)	(1,400)
Balance, March 31, 2005	10,000,000	10,000	-	-	(8,200)	1,800
Issuance of Common Stock For Cash ($1.00 per share)	71,000	71	70,929			71,000
Issuance of Common Stock in terms of Airtime Agreement ($1.00 per share)	5,000,000	5,000	4,995,000	(5,000,000)		-
Net (Loss) for the year					(11,219)	(11,219)
BALANCE, MARCH 31, 2006	$ 15,071,000	$ 15,071	$5,065,929	$ (5,000,000)	$ (19,419)	$ 61,581
Issuance of common stock for cash ($1.00) per share)	634,210	634	633,576			634,210
Stock offering costs			(10,030)			(10,030)
Common stock issued in connection with Airtime Agreement ($1.00 per share)				5,000,000		5,000,000
Net loss for the nine months ended December 31, 2006	-	-	-		(543,831)	(543,831)
Balance, December 31, 2006 (unaudited)	$ 15,705,210	$ 15,705	$ 5,689,475	-	$ (563,250)	$ 5,141,930

See accompanying notes to condensed financial statements.

CX2 TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005 AND

THE PERIOD FROM MAY 21, 2002 (INCEPTION) TO DECEMBER 31, 2006 (UNAUDITED)

	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005	From May 21, 2002 (Inception) To December 31, 2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$ (543,831)	$ (1,550)	$ (563,250)
Adjustments to reconcile (net loss) to net cash used in operating activities:
Depreciation	9,218	-	9,218
Amortization	166,667	-	166,667
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(232,500)	-	(232,500)
Prepaid licensing fees	(117,300)	-	(117,300)
Prepaid expenses	-	1,550	0
(Increase) decrease in:
Accounts Payable	395	-	636
Accrued liabilities	34,588	-	38,086
Accrued payroll	33,612	-	39,615
Net Cash used in Operating Activities	(649,151)	-	(658,828)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(5,448)	-	(5,448)
Acquisition of equipment	(400)	-	(61,456)
Net Cash Provided By (Used In) Investing Activities	(5,848)	-	(66,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	4,737	-	4,737
Common stock issuance, net of offering costs	624,180	-	705,180
Notes payable	19,500	-	19,500
Net Cash Provided By Financing Activities	648,417	-	729,417

NET INCREASE (DECREASE) IN CASH	(6,582)	-	3,685

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,267	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,685	-	3,685
SUPPLEMENTAL DISCLSOURE OF CASH FLOW INFORMATION:
Cash paid for interest	-	-	-
Cash paid for taxes	-	-	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued pursuant to Airtime Agreement	5,000,000	-	5,000,000

See accompanying notes to condensed financial statements.

CX2 TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006

 (UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

CX2 Technologies, Inc. (hereinafter "The Company"), a development stage company, was incorporated on May 21, 2002 as Brookview Institute, Inc., under the laws of the State of Nevada.  On November 16, 2005 the Company changed its name to CX2 Technology, Inc.  On December 6, 2005, the Company filed a correction to change the name to CX2 Technologies, Inc.  On May 10, 2006, the Company qualified to do business in the State of Florida.  Its fiscal year end is March 31.

The Company is engaged in the development, operation and management of 220 MHz digital wireless data communications services.  In September 2006 the Company entered into a ten year Airtime agreement (“Airtime Agreement) for the exclusive use of minutes on 220 MHz Federal Communications Commission (“FCC”) licenses and the related equipment, including a nationwide 10 channel license, with a third party.  This will allow the Company to operate throughout the entire United States and initially in the geographical areas of Florida, Illinois, Michigan, Texas and Nevada. The Company may also seek to acquire the 220 MHz licenses and related equipment owned by such third party or from one or more other third parties.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less.  At December 31, 2006, the Company had no cash equivalents.

(C) Property and Equipment

Property and equipment, consisting of computer equipment, office furniture and equipment, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is presently five years.

(D) Inventory

Inventory consists of communication devices which are valued at the lower of cost or market with cost being determined on a first-in, first-out basis.  The inventory consisted exclusively of finished units purchased from a related party from whom the Company acquired its FCC sub-licenses.

(E) Intangible Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of April 1, 2005.  Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No. 142.  Certain of the Company's intangible assets which were acquired in March, 2006 are licensing agreements that will be amortized over the term of their agreements.  The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.  If that pattern cannot be reliably determined, a straight-line amortization method shall be used.  The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows.  An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows.  Management reviews the value of our intangible assets quarterly.

(F) Revenue Recognition

Revenue from users for network services is recognized at the time that the services are provided.  Revenue from sales of radios and other related equipment is recognized at date of delivery to the customer.  The Company does not believe that this concentration of revenues and related licenses under which it will operate have significant risk inasmuch as the services will be utilized by many unrelated businesses.

(G) Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(H) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying values of the Company’s financial instruments, which consists of current liabilities approximate fair values due to the short-term maturities of such instruments.

(I) Net Loss Per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated using the "if converted" method for common stock equivalents.  As of December 31, 2006 and 2005, there were no common stock equivalents outstanding.

(J) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(K) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued.  SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

(L) Reclassifications

Certain amounts in the fiscal year 2005 financial statements have been reclassified to conform to the 2006 fiscal year presentation.

NOTE 3 – USE OF220 MHz LICENSES AND EQUIPMENT

On March 5, 2006, the Company agreed to purchase certain 220 MHz Federal Communications Commission (“FCC”) licenses and related hardware and software for the initial planned operation of such licenses in certain geographical areas of Florida, Illinois, Michigan and Texas from a third party owner of such assets.  As part of this transaction the Company agreed to issue 5,000,000 shares of Common Stock with a fair value of $5,000,000 based on a recent cash offering price.

Due to certain security covenants placed on the selling of these licenses, the seller was unable to conclude the sale to the Company.

In July 2006 the Company then entered into a licensing agreement, for the use of all of the FCC licenses and the related equipment, including a nationwide 10 channel license, from the same third party.  This agreement would allow the Company to operate throughout the entire United States.  This licensing agreement was subject to FCC approval which was obtained at the end of August 2006.

Upon further review of security covenants with its lenders the license holder was unable to conclude the licensing agreement with the Company.  The licensing application with the FCC was then terminated.

In September 2006, the Company executed a ten year Airtime Agreement for the exclusive use of minutes on all of the third party’s FCC licenses which replaced the prior Lease and Asset Purchase Agreements.  The Airtime Agreement allows the Company to use 500 million minutes during the term of the agreement.  The agreement also requires a monthly user fee of $ 4,000 commencing in September, 2006.

The Company amortizes these assets over the term of the Airtime Agreement which is ten years. Amortization expense was $166,667 and $0 for the nine months ended December 31, 2006 and 2005, respectively. Accumulated amortization totaled $166,667 and $0 at December 31, 2006 and 2005.

NOTE 4 - STOCKHOLDERS’ EQUITY

(A) Common Stock

All shares of common stock are identical with each other in every respect, and the holders thereof are entitled to one vote for each share of common stock upon all matters upon which the shareholders have the right to vote.

(B) Preferred Stock

The Company has 5,000,000 shares of $0.001 par value preferred stock authorized with such prefrences as the Board of Directors may auathorize.

(C) Stock Issued to Founders

During 2002, the Company issued 10,000,000 shares to founders for cash of $10,000 ($.001 per share).

(D) Private Placements of Common Stock

The Company is offering for sale up to a maximum of 5,000,000 shares of its common stock, par value $.001 per share, at a price of $1.00 per share for total gross offering proceeds of up to $5,000,000.  The minimum subscription is for $7,500 (7,500 shares), although the Company reserves the right, in its sole discretion, to accept subscriptions for a lesser amount.  For the year ended March 31, 2006, the Company has sold 71,000 shares of common stock for gross proceeds of $71,000 and for the nine months ended December 31, 2006, 634,210 shares of common stock for gross proceeds of $634,210.

(E) Stock Issued for Airtime Agreement

During March, 2006, the Company issued 5,000,000 shares of its common stock valued at a recent cash offering price of $ 1.00 per share as consideration under the  airtime agreement.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Obligations

On April 12, 2006, the Company entered into a 60-month operating lease for office space in Boynton Beach, Florida beginning June 1, 2006 for $4,459 per month, exclusive of recurring utility expenses.

Rent expense for the nine months ended December 31, 2006 was $36,426.

(B) Distributor Agreement

On June 4, 2006 the Company entered into a distributor agreement with ESP Wireless (“ESP”) a dealer and distributor of wireless services and products in the greater Chicago metropolitan area to market the Company’s products and services.  In terms of the six month agreement, which can be extended for a further five year period, ESP will be entitled to a commission per subscriber signed to a minimum 1 year CX2 airtime services contract, for Automatic Vehicle Location, using the FleetTracer product.

For each 1,000 subscribers loaded onto our network within the term of the agreement, ESP will receive the following number of shares of common stock of the Company:

First 1,000	15,000
Second 1,000	30,000
Third 1,000	60,000
Fourth 1,000	120,000
Fifth 1,000	240,000
Total	465,000

The Company will also pay ESP $5,000 per month as a consulting fee for managing the dealer network.

NOTE 6 - RELATED PARTY TRANSACTIONS

In September 2006, the Company executed a ten-year Airtime Agreement for the exclusive use of minutes on all of a related party’s FCC license.  The Airtime Agreement allows the Company to use 500 million minutes during the term of the agreement.  The agreement also requires a monthly user fee of $4,000 commencing in September 2006.

During the nine months ended December 31, 2006, the Company purchased $232,500 of finished goods inventory from a related party.

During the nine months ended December 31, 2006, a stockholder loaned the Company $19,500 for working capital. This loan was interest bearing at 8% per annum, unsecured and due on demand.

During the nine months ended December 31, 2006, a related party loaned the Company $4,737 for working capital. This loan was non-interest bearing, unsecured and due on demand.

During the nine months ended December 31, 2005, a stockholder loaned the Company $ 1,550 for working capital.  The loan was non-interest bearing, unsecured and due on demand.

NOTE 7 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has sustained operating losses since inception and has a marginal working capital.  The Company's ability to continue as a going concern is dependent on its ability to develop additional sources of capital, locate and acquire or develop a profitable business and achieve profitable operations.  Management's plan is to ultimately acquire or develop a viable business opportunity.  Management’s plans in this regard are to complete its private placement of $5,000,000 and to pursue its business plan relating to the development, operation and management of 220 MHz digital wireless data communications services.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - SUBSEQUENT EVENTS

Since December 31, 2006, the Company sold 537,000 shares of common stock for $537,000.

In January 2007 the Company entered into a sub-lease agreement with ESP to rent office space in Chicago, Illinois. The term is for one year and the monthly rent is $3,000 payable six monthly in advance.

In January 2007 the Company entered into an employment agreement with an employee the terms of which include a three year period, annual salary of $200,000 and a $50,000 signing bonus.

On February 29, 2007 the Company acquired from BizCom U.S.A., Inc. (“Bizcom”) a non-exclusive license to its wireless digital data intellectual property. This license grants the Company the right to use Bizcom’s proprietary technologies without restriction, including rights to further develop the existing technology or new technology which new development would be owned by the Company.   In addition, the Company bought from Bizcom all of its digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory includes all digital base stations, RRM boards and connective cabling, combiners, racks, antennas, maintenance equipment, lab equipment, and office equipment, at the Burr Ridge offices in Illinois.

The Company agreed to pay $600,000 cash and 1,500,000 shares of its common stock for the license and $200,000 for the purchase of all of Bizcom’s digital base station equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended December 31, 2006 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our Form 10-SB filed with Securities and Exchange Commission on January 11, 2007. Historical results may not be indicative of future performance.

This Report on Form 10-QSB contains forward-looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipates," "belief," "believes," "estimates," "expects," "intends," "plans" and similar statements, and should be considered uncertain and forward-looking. Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements contained in this Report will in fact occur. All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section. We undertake no obligation to update any such forward-looking statements.

Overview

CX2 Technologies, Inc (the “Company”) is engaged in the development, operation and management of 220 MHz digital wireless data communications services.  In September 2006 the Company entered into a ten year Airtime Agreement with a third party  for the exclusive use of minutes on 220 MHz Federal Communications Commission (“FCC”) licenses and the related equipment, including a nationwide 10 channel license,  This will allow the Company to operate throughout the entire United States and initially in the geographical areas of Florida, Illinois, Michigan, Texas and Nevada.  The Company may also seek to acquire the 220 MHz licenses and related equipment owned by such third party or from one or more other third parties.

The expectation in Michigan and Texas is based on perceived opportunities in the Oil/Gas sector of which there are no contracts imminent and no assurances can be made that such contracts are likely to be completed.  Opportunities in Illinois center on expanding the subscriber base on the Company’s network in the greater Chicago area.  No assurances can be made that the Company will be successful in its attempts to increase the network’s subscriber base through its relationship with ESP Wireless.  Opportunities in Florida are based on the Company’s ability to identify and partner with suitable distribution channel(s) serving such geographic location.  Discussions are currently underway with a third party candidate, but no assurances can be made that such discussions will lead to a successful conclusion, or that if such discussions are successfully concluded, the third party will be successful in deploying and populating a new southeast Florida data network with subscribers.  A similar network plan is being developed for the greater Las Vegas, Nevada geographic region.  Discussions are in very early stages and the Company can make no assurances relative to the likelihood of successful conclusion.

The Company plans to market CX2 branded data technology and services for use by various commercial/industrial applications, the oil/gas industry, and the Homeland Security/Public Safety sector.  We believe that due to advances in 220 MHz technology and equipment and the lower costs generally associated with lower frequency band usage in comparison to cellular telephone and other wireless communications services, a broad spectrum of potential commercial and public safety/ emergency disaster relief end-users may find the Company's services advantageous and desirable, which could result in fee-based subscribership and/or high margin technology sales. The Company cannot assure, however, that it is correct in such a belief or that it will be successful in any of such efforts.

We intend to grow primarily by (i) marketing to and obtaining subscribers in the commercial and public safety/emergency disaster relief sectors to utilize the data communication services offered and intended to be offered on our initial network, and expected or planned network deployments, thereby realizing fee-based subscriber revenues; and (ii) establishing and then expanding our service or coverage area and thereby our subscriber base by purchasing select assets from other 220 MHz network owners, including 220 MHz licenses and related equipment or by building network infrastructure in targeted markets. Development involves substantial risks, further enumerated herein, including the risk: (a) that we will not be able to  fully utilize the licenses underlying the Airtime Agreement necessary to develop any meaningful operations; (b) that development costs will exceed budgeted or contracted amounts; (c) that our marketing efforts to obtain subscribers to our data networks will not proceed as rapidly as anticipated or otherwise be successful; (d) that our data networks will not achieve desired revenue or profitability levels; (e) that substantial additional financing beyond the proceeds sought hereby, which  will be necessary, might not be available or if available, might not be on favorable terms; (f) of changes in applicable laws, rules, regulations and interpretations which may adversely effect our business and operations; (g) that we  may not be able to purchase desired select assets to expand our coverage area due to competition, financial or other considerations or otherwise successfully manage or integrate such asset purchases with our then operations; (h) of competition from other 220 MHz network operators as well as other providers of wireless communication services, many of the latter of whom have substantially greater financial and other resources than the Company; (i) the Company may not for whatever reason(s) be successful in its marketing efforts to the Homeland Security/Public Safety sector; and (j) of technology changes within the wireless communication industry and our potential inability  to adopt such changes to our product and service offerings if so desired by prospective or then current subscribers either due to technology constraints which may be inherent to 220 MHz band services, financial constraints, or otherwise. There can be no assurances that we will be successful in executing upon its business plan.

We have a severe working capital shortage, and must continue to seek and secure significant capital from outside funding sources as cash flow from operations is insufficient to sustain our operations.  No assurances are given that we will be successful in obtaining such needed capital.  Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for less than one month.

If we receive little or no proceeds from our the private placement the Company will only be able to continue its current operations for approximately one (1) to three (3) months from the date of this Report, absent our receipt of funding from other sources. We have no other current financing sources in place and no assurances are given as to the availability of any financing, or if available, the terms thereof.  In the event we were to receive all of the capital being raised in our offering ($5,000,000), the Company believes, although no assurances are given, that such cash proceeds, together with funds anticipated from operations, will provide us with sufficient funds to meet our cash requirements for approximately twelve (12) months following the assumed receipt thereof, provided we do not seek to further accelerate our operational plans.  In such event, such time period may also be significantly reduced and we will require additional capital, the failure of which to obtain could materially adversely affect the Company and its business.

We anticipate that even in the event we receive all of the capital being raised in our private placement, such proceeds will not necessarily assure our success or profitability in view of, among other factors, our limited operating history in this business, the uncertainties associated with marketing emerging technologies, and the capital intensive nature of the wireless data and voice industry. We anticipate that profits, if any, will be derived from our success in obtaining subscribers to the network we have and may later develop, of which no assurances are given.  We are subject to all the substantial risks inherent in the development of a business enterprise within a sector of the wireless data and voice industry that has itself generated only limited revenues to date.  Accordingly, no assurances can be given that our business will ever be successful or that we will ever be or remain profitable.

The Company has entered a 10-year Airtime Agreement with a third-party owner of various 220-222 MHz FCC Licenses, located throughout the United States, one of which is a nationwide 10 channel license. The Agreement provides for the exclusive use of 500 million minutes over the term of the Agreement.  Such Agreement was effected with the third-party for an aggregate purchase price valued at $5,000,000, consisting of 5,000,000 shares of the Company’s restricted Common Stock

Results of Operations

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

The Company is considered a development stage company with limited assets or capital and with no operations or income since inception. The Company has received $60,000 in the fourth quarter of fiscal 2007 as a prepayment for engineering fees associated with a third party project. This involves integrating our wireless data technology with certain sensors and vehicle location requirements and developing a set of related applications for use within the Homeland Security/Public Safety sector.

There were no revenues for the three months ended December 31, 2006 and 2005. The Company continues to develop its network and anticipates adding subscribers in the first quarter of fiscal year 2008.

There were no cost of sales for three months ended December 31, 2006 and 2005.

Depreciation and amortization expense was $128,073 for the three months ended December 31, 2006.

Selling, general and administration expenses were $103,365, in the quarter ended December 31, 2006 compared to $250 in the quarter ended December 31, 2005 .Office salaries were $27,190, accounting fees totaled $6,000 and consulting expenses were $30,180. For the three months ended December 31, 2005 expenses related to corporate fees.

We believe that we will have to continue increasing the number of our personnel over the next approximately 6-12 months as our business expands due to the need to increase our networking and marketing efforts.

Nine Months Ended December 31, 2006 Compared to the Nine Months Ended December 31, 2005

There were no revenues for the nine months ended December 31, 2006 and 2005. The Company continues to develop its network and anticipates adding subscribers in the first quarter of fiscal year 2008.

There were no cost of sales for nine months ended December 31, 2006 and 2005.

Depreciation and amortization expense was $175,805 for the nine months ended December 31, 2006, compared to $0 for the three months ended December 31, 2005.

Selling, general and administration expenses were $367,936, for the nine months ended December 31, 2006 compared to $1,550 for the nine months ended December 31, 2005. Office salaries were $80,120, accounting fees totaled $55,000 and consulting expenses were $135,040 for the nine months ended December 31, 2006. For the nine months ended December 31, 2005, expenses related to corporate and filing fees.

Liquidity and Capital Resources

Our financial statements appearing elsewhere in this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. To the extent that we are unable to obtain additional working capital from operations and/or other sources as required or otherwise desired, our financial condition will be materially affected.

We were in a severe working capital shortage at the fiscal year end, but are in the process of seeking to obtain additional working capital from outside funding sources, as currently cash flow from operations is insufficient to sustain our operations.  No assurances are given that we will be successful in obtaining additional capital.  Our inability to secure such additional capital will materially adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will not enable us to sustain current operations for more than twelve months from date of this Report.

At December 31, 2006, we had stockholder’s equity of $5,141,930, total assets of $5,244,504 and total current liabilities of $102,574. Since our inception, we have incurred losses of $563,250 and during the last nine months, we used cash in operations of $649,151. Our operations and acquisitions have been funded by the sale of equity in private equity financing from accredited investors. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan.

Total assets at December 31, 2006 increased by $5,173,181 from $71,323 at March 31, 2006 as a result of the Airtime Agreement, which resulted in an intangible asset of $5,000,000 and prepaid licensing fees of $117,300. The increase in total liabilities at December 31, 2006 of $92,832 was largely due to accrued expenses of $38,086 and accrued payroll of $39,615.

In the event we were to receive little or no additional proceeds from our private placement, it will significantly restrict and possibly cause us to cease our operations, which would have a substantial adverse effect on the Company and shareholders.

We do not currently anticipate any material capital expenditures for our existing operations.  We do not currently anticipate purchasing, leasing or selling any plant or significant equipment during approximately the next twelve (12) months. To the extent that we engage in such acquisitions, we plan to utilize shares of the Company’s common stock for such purposes, and may assume certain obligations and debt in such transactions.  Such common stock issuance, as well as any common stock issuance for cash to the extent affected, will have the effect of creating further shareholder dilution.

We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurances that our business will not be affected by inflation in the future.

We have no off balance sheet arrangements.

Critical Accounting Policies and Estimates

Note 2 of the Notes to the Financial Statements, includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements.  We consider the following accounting policies and methods to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment or the use of estimates.  In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

(A) Inventory

Inventory consists of communication devices which are valued at the lower of cost or market with cost being determined on a first-in, first-out basis.  The inventory consisted exclusively of finished units purchased from a related party from whom the Company acquired its FCC sub-licenses.

(B) Intangible Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of April 1, 2005.  Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No. 142.  Certain of the Company's intangible assets which were acquired in March, 2006 are licensing agreements that will be amortized over the term of their agreements.  The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.  If that pattern cannot be reliably determined, a straight-line amortization method shall be used.  The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows.  An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows.  Management reviews the value of our intangible assets quarterly,

(C) Revenue Recognition

Revenue from users for network services is recognized at the time that the services are provided.  Revenue from sales of radios and other related equipment is recognized at date of delivery to the customer.  The Company does not believe that this concentration of revenues and related licenses under which it will operate have significant risk inasmuch as the services will be utilized by many unrelated businesses.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive and financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report.  Based on the evaluation and subject to the limitations noted below, such person concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report, were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal controls over financial reporting during the quarter ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings. There has never been a bankruptcy or receivership proceeding.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ending December 31, 2006, we issued 43,000 shares of our common stock for an aggregate of $43,000 to accredited investors pursuant to Rule 506 under the Securities Act. On March 6, 2006 the Company commenced a private placement offering to sell 5,000,000 shares of common stock at an offer price of $1.00 per share for total maximum gross offering proceeds of $5,000,000 (the “Maximum Proceeds”).  The minimum subscription is $7,500 (7,500 shares), although the Company reserves the right, in its sole discretion, to accept subscriptions for a lesser amount. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending December 31, 2006 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

On February 29, 2007 the Company acquired from Bizcom a non-exclusive license to its wireless digital data intellectual property. This license grants the Company the right to use Bizcom’s proprietary technologies without restriction, including rights to further develop the existing technology or new technology which new development would be owned by the Company.   In addition, the Company bought from Bizcom all of its digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory includes all digital base stations, RRM boards and connective cabling, combiners, racks, antennas, maintenance equipment, lab equipment, and office equipment, at the Burr Ridge offices in Illinois.

CX2 agreed to pay $600,000 cash and 1,500,000 shares of its common stock for the license and $200,000 for the purchase of all of Bizcom’s digital base station equipment.

Item 6. Exhibits

All exhibits marked with an “*” were originally filed with the Company’s Form 10-SB on January 11, 2007

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
3.3*	Amendments to Articles of Incorporation 1
3.4*	Amendments to Articles of Incorporation 2
10*	CX2 Airtime Agreement
10.1*	Asset Purchase Agreement
10.2	Licensing Agreement & Asset Sale.
31	Certifications
32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2007

CX2 Technologies, Inc.

(Registrant)

By:  /s/ Sam D. Hitner

_______________________________________

Sam D. Hitner, Chief Executive Officer, Principal

Executive Financial and Accounting Officer