Form 10KSB
period 2007-03-31
CX2 Technologies, Inc.
filed 2007-12-14
CIK 1384929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

CX2 Technologies, Inc. (Name of small business issuer in its charter)	Nevada (State or other jurisdiction of incorporation or organization)
20-2889663 (I.R.S. Employer Identification No.)	2240 Woolbright Rd., Suite 317, Boynton Beach, Florida (Address of principal executive offices)
Issuer's telephone number: (561)740-1734	33426 (Zip Code)
None (Former name of former address, if changed since last report)	0-52396 (Commission File Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

The issuer’s revenues for its most recent fiscal year ended March 31, 2007 were $22,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 19, 2007 was approximately $ 17,772,210 based upon recent private placement sales of the Registrant’s voting common stock. The Registrant’s common stock is not currently listed on any securities exchange or otherwise publicly traded.

As of November 19, 2007 there were 17,772,210 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

CX2 Technologies, Inc. (the “Company”) (formerly Brookview Institute, Inc.) was incorporated on May 21, 2002 under the laws of the State of Nevada.  It was incorporated to develop and engage in operations and management of digital wireless data communications services of 220 MHz digital wireless data communications and searched for a viable entity with which to merge and/or acquire.  The Company took the following actions:

(i)

On April 25, 2005 changed its authorized capital from 75,000,000 common shares to 100,000,000 common shares (par value $.001) and 5,000,000 preferred shares (par value $.001);

(ii)

On November 16, 2005 changed its name to CX2 Technology, Inc. and increased the Company’s authorized capital to 200,000,000 common shares (par value $.001) and 5,000,000 preferred shares (par value $.001).

(iii)

On December 7, 2005 modified its prior name change to CX2 Technologies, Inc.

(iv)

On March 5, 2006 the Company entered into an Asset Agreement with BizCom U.S.A., Inc. (“Bizcom”), for the purchase of certain of its 220 MHz Phase 2 Federal Communications Commission (“FCC”) licenses and related equipment. The initial planned operation of such licenses was expected at that time to be in certain geographical areas of Florida, Illinois, Michigan and Texas.

(v)

On July 1, 2006, the Company entered into a licensing agreement for the use of all the FCC licenses and related equipment from Bizcom. This agreement would have allowed the Company to operate throughout the United States.  This licensing agreement was subject to FCC approval, which was obtained at the end of August 2006.  On further review of security covenants with its lenders, the license holder was unable to close the licensing agreement with the Company.  The licensing application with the FCC was then terminated.

(vi)

In September 2006, the Company finalized and executed a ten year Airtime Agreement for the exclusive use of minutes on all of Bizcom’s FCC licenses which replaced the prior licensing and asset purchase agreements. The Airtime Agreement allows the Company to use 500 million minutes during the term of the agreement.  The agreement requires a monthly user fee of $ 4,000 commencing in September 2006.

(vii)

On March 6, 2006 and subsequently revised on September 27, 2006, the Company issued a private placement memorandum (“PPM”) to sell 5,000,000 shares of common stock at an offer price of $1.00 per share for total maximum gross offering proceeds of $5,000,000 (the “Maximum Proceeds”).  The minimum subscription is $7,500 (7,500 shares), although the Company reserves the right, in its sole discretion, to accept subscriptions for a lesser amount. It is expected that any proceeds received and accepted from this offering will be utilized by the Company primarily for the development, operation and management of 220 MHz digital wireless data and for working capital and general corporate purposes.  As of the date of this filing, $ 1,176,210 had been raised under the PPM.

(viii)

On February 29, 2007 the Company acquired from Bizcom a non-exclusive licensing agreement to its wireless digital data intellectual property. This gives CX2 the right to use Bizcom’s proprietary technologies without restriction, including rights to further develop the existing technology or new technology which new development would be owned by the Company.   In addition, the Company bought from Bizcom all of its  digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory includes all digital base stations and related equipment at the Burr Ridge offices in Illinois. CX2 agreed to pay $600,000 cash and issue 1,500,000 shares of CX2’s common stock for the intellectual property rights, and pay $200,000 cash for the purchase of the digital base station equipment.

(ix)

On March 19, 2007, the Company and Bizcom entered into a First Amendment to 220-222 MHz Air Time Agreement, which modified the scope of the Airtime Agreement to more accurately reflect the licenses owned and operated by Bizcom.

We have begun to market 220 MHz data products and services for use by various commercial fleet operators, the oil/gas industry, the Homeland Security/Public Safety sector, and other industrial applications.  We believe that due to advances in 220 MHz technology and equipment, and the lower costs associated with lower frequency band usage in comparison to cellular telephone and other wireless communications services, a broad spectrum of potential commercial and public safety/emergency disaster relief end-users may find our services advantageous and desirable, which could result in fee-based subscribership and/or high margin technology sales.

Business of the Issuer

 The Company is engaged in the operation and management of 220 MHz digital wireless data communications services and, to a lesser extent, analog voice communications services in both the commercial and public safety/emergency disaster relief sectors.  In September 2006 the Company entered into a 10-year Air-Time Agreement with a third-party owner of various 220-222 MHz FCC Licenses located throughout the United States.   The Agreement provides for the exclusive use of 500 million minutes over the term of the Agreement.  Subject to receipt of at least an additional $300,000 through our PPM, we believe we will be able to expand current operations throughout the United States.  Our initial focus is in the states of Florida, Illinois, Nevada and New York, due to strategic relationships and opportunities already in place. We have already purchased related hardware and software necessary for the initial operations.

The Company is marketing CX2 branded data technology and services for use by various commercial/industrial applications, the oil/gas industry, and the Homeland Security/Public Safety sector.  We believe that due to advances in 220 MHz technology and equipment and the lower costs generally associated with lower frequency band usage in comparison to cellular telephone and other wireless communications services, a broad spectrum of potential commercial and public safety/ emergency disaster relief end-users may find the Company's services advantageous and desirable, which could result in fee-based subscribership and/or high margin technology sales, but there can be no assurance that this will occur.

Further the Company believes it may be able to acquire additional select assets, including 220 MHz FCC licenses and related equipment for purposes of expanding its service capabilities, through issuing stock or, if available, paying cash.

Development of the 220 MHz Radio Market

In 1988, due in part by a request from United Parcel Service, the FCC reallocated the 220 MHz-222 MHz part of the radio spectrum band for commercial use. Since this was a small frequency band and the FCC was promoting bandwidth efficiency, this band was regulated into very narrow channels spaced only 5 kHz apart.  In other commercial bands, the narrowest bandwidths used are 12.5 kHz up to 30 kHz.  As a result, new radio designs were necessary which needed digital signal processors (“DSPs”) to help achieve the efficiency needed to work at this smaller bandwidth.  DSPs also made it easier to adapt the radios for sending and receiving data signals.

Due to the need for new radio designs and various regulatory delays, 220 MHz industry developments progressed slowly.  Digital technology increased the efficiency of existing 800 and 900 MHz networks and decreased the interest in developing products to utilize the 220 MHz spectrum.  Today, 220 MHz channels are largely unused over much of the United States. However, the 220 MHz spectrum is potentially attractive for telemetry and data because the spectrum has little interference since many channels are not yet constructed and therefore not utilized.  The significantly larger coverage footprint in the 220 MHz band as compared to cellular technologies and resultant lower cost of infrastructure, brings additional benefit and sustainable competitive advantage.

220 MHz networks use a collection of base stations deployed over a geographic region.  A base station is typically deployed on top of tall buildings or on communication transmission towers and can extend the range of the terminal units as much as 30 or 40 miles from their base site depending on the location.  This large coverage area or range means that a single base station can cover a large geographic area at very low infrastructure cost.  Many telemetry applications require a low operating cost structure and combining 220 MHz propagation characteristics, range and low infrastructure cost can help achieve this goal much more cost effectively than competing services such as cellular.

The Company believes that it will have a competitive advantage over other network operators offering telemetry, data devices and services because the data technology CX2 will utilize has a patented, proprietary design. A licensing agreement with the company that owns the patent has been obtained. The patented data technology uses a data transmission protocol specifically designed for the efficient servicing of thousands of endpoint users.  Second, through the Company’s signed Airtime Agreement, the Company has access to high-powered base stations in the Chicago, Las Vegas and Florida markets that extend the range of a 220 MHz system.  Third, the Company’s 220 MHz Airtime Agreement will allow the Company to offer products and services in virtually any targeted United States markets.  Finally, the Company has access to personnel and potential strategic partners experienced in interfacing telemetry into our wireless systems. We are paying, on a month-to-month basis, a seasoned wireless telecom industry vendor, ESP Wireless, to provide expertise and access to strategic alliances and partnerships.

Developments in Homeland Security/Emergency Management

In view of the current United States and worldwide political situation and the need by various local, state, and federal authorities for reliable, low cost emergency management services, the Company believes the 220 MHz spectrum could offer a timely, reliable low cost solution to such needs.

For many years, various governmental agencies have found attaining and maintaining a state of preparedness in the emergency management area to be laborious and complex.  Many emergency managers have relied on a combination of limited computer input and manual tracking systems.  Attempts at handling massive numbers of messages and requests for help in emergency operations centers (“EOCs”) and compiling information into situation reports have often failed using manual methods.  Locally developed or other installed commercial software systems have often been too complex or rigid in design to handle information received by EOCs in various formats.

Recent Developments

 Acquisition of Certain Assets

The Company has entered into a 10-year Air-Time Agreement with Bizcom, a related party owner of various 220-222 MHz FCC licenses located throughout the United States. The Agreement provides for the exclusive use of 500 million minutes over the term of the Agreement.  Such Agreement was effected with the related party for an aggregate purchase price valued at $5,000,000, consisting of 5,000,000 shares of the Company’s restricted common stock.

On March 19, 2007, the Company agreed to amend the Airtime Agreement with Bizcom to more accurately reflect the licenses which Bizcom owns and operates throughout the United States.

The Company acquired from Bizcom a non-exclusive licensing agreement to its wireless digital data intellectual property. This gives CX2 the right to use Bizcom’s proprietary technologies without restriction, including rights to further develop the existing technology or new technology which new development would be owned by the Company.   In addition, the Company bought from Bizcom all of its digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory includes all digital base stations and related equipment at the Burr Ridge offices in Illinois. CX2 agreed to pay $600,000 cash and issue 1,500,000 shares of CX2’s common stock for the intellectual property rights, and pay $200,000 cash for the purchase of the digital base station equipment.

The Company may engage in additional 220 MHz asset acquisitions.  The Company plans to acquire such assets in exchange for shares of the Company’s restricted common stock, and to a substantially lesser extent, for cash, if available.  In addition to the proceeds sought under the PPM, the Company will need substantial additional equity and/or debt financing to continue its marketing efforts and further carry out the Company’s business plan. No assurances are given that the Company will be able to obtain any such additional financing. In such event, the Company and its business will be adversely affected.

The Company intends to derive revenues from the networks it currently operates as well as those it may later develop with acquiring select assets primarily from access and airtime charges for network usage, sales and leasing of communication equipment and to a lesser extent, construction, engineering and other miscellaneous services.

Business Strategy

The Company’s current strategy is to focus on the sale of data radios with Automatic Vehicle Location (“AVL”) applications to small business users to aid them with managing their service organizations.  Also, the Company believes many of these users will need wireless point of sale (“POS”) credit card processing applications, which will increase the average revenue per user (“ARPU”) of users on the network if the Company offers POS products in the future.

To a lesser extent, the Company intends to take advantage of opportunities to expand its initial service coverage area by purchasing select assets, including 220 MHz licenses and related equipment. The Company intends to target 220 MHz licenses and possibly associated networks in U.S. metropolitan areas that provide a strategic fit with its operations. Asset acquisition candidates will generally have the following characteristics: (i) location in or adjacent to our “footprint” or geographical locations in which our networks provide coverage; (ii) potential ability to increase market share in our "footprint" or expand our “footprint" to provide for expanded coverage; and (iii) potential to heighten average revenues by subscriber enabling us to offer more comprehensive services.  Any such asset acquisitions are anticipated to be made, if at all, with Company securities and to a substantially lesser extent, cash, if available.

The Company may enter into option agreements on terms to be negotiated to acquire select assets of other 220 MHz system owners/operators, which may include 220 MHz licenses. The FCC requires the licensee of a 220 MHz license to maintain "substantial control" over the use of such license. If the Company wishes to acquire a 220 MHz license from a holder thereof and initially obtain an option to buy such license rather than buy such license outright, the license holder thereof may, in its sole discretion, fail to cooperate with the Company about our intended usage thereof, such as to expand our networking or roaming capabilities. The Company’s ability to expand its operations and provide for further geographical coverage to its networks’ users could be adversely effected in instances where licenses may be acquired in this manner.

The Company’s Current Available Data Technology

The data specific technology available through the Airtime Agreement consists of digital base stations, digital subscriber modems/radios, and operational software and protocols.  This technology works within the 5 kHz channel spacing within the 220 MHz frequency band. The Airtime Agreement enables the Company to pursue opportunities and deploy networks anywhere in the United States subject to receipt of sufficient funds.

Products and Services

The Company offers flexible data service packages and configurations customized to fit subscribers’ needs and location within our geographic "footprint" as it may develop.  The Company will target customers who will benefit from wireless data delivery suitable to the capabilities of 220 MHz network communication.  The Company’s data radios work equally well for both mobile and fixed site applications.  Examples of viable applications include, but are not limited to, telemetry for oil or gas well automation (fixed application) and automatic vehicle location for fleet management customers (mobile application).

The target customers are those with access to the 220 MHz spectrum seeking to purchase enabling technology for this particular frequency band.  Examples include utility companies and municipalities.  It will also be possible to sell or lease surplus spectrum from our portfolio to create a recurring outlet for technology products.

The Company offers the following data applications and communications products:

Telemetry and Data Applications

Automatic Vehicle Location (“AVL”): AVL involves installing a locating device, typically a GPS transceiver, on a vehicle and linking such device with a wireless data radio.  The vehicle’s location is transmitted over a radio network back to a central control point such as a dispatcher’s office.  Users of AVL systems include taxi fleets, delivery vehicles, ambulances, heavy equipment operators, and other fleet operators.  The radio product the Company offers has an AVL feature, and the Company offers this feature to prospective customers.  Marketing AVL services to small business fleet operators is a key element in the plan to add network subscribers.  The Company is currently marketing to small fleet operators as a niche market in which the Company believes it will have a significant competitive advantage because of the Company’s ability to offer a low cost solution.

Supervisory Control and Data Acquisition (“SCADA”):  Utility companies and large industrial complexes often remotely oversee various components of their operations with wireless sensors and control points.  These overseeing systems are called SCADA or AMR (Automatic Meter Reading) systems.  These overseeing systems have traditionally used cellular networks, plain-old telephone service (“POTS”) networks, and dedicated leased lines with private microwave and fiber networks.  Utilities may own their own 220 MHz spectrum and need the technology and equipment to operate their private networks.  By using 220 MHz radios, utilities can limit the reoccurring charges that have been associated with cellular phones, POTS, and leased lines.  Also, the security and reliability of a private network is particularly attractive to these customers.

Transmit wireless data for new customers presently using 800 or 900 MHz band:  On August 8, 2002, the FCC set a five-year “sunset” period for elimination of CDPD (Cellular Digital Packet Data) services in the United States.  CDPD was designed in the early days of cellular and fits data “around” voice traffic and only works in analog cellular systems, which have been converting to digital.  Digital cellular services have the ability to carry data, but not at the lower costs of an analog network.  Therefore, users of CDPD equipment will be forced to either switch to more expensive digital cellular service or find an alternative.  The Company offers 220 MHz wireless digital data services as a low cost alternative to digital cellular.  Its range, capacity, low-interference and low-cost characteristics make the Company’s digital data services an attractive alternative to digital cellular service.  Current users of CDPD include the public safety, utilities, and various industry and transportation sectors.  The Company’s digital solutions can also be marketed to such customers because of their lower recurring costs and higher reliability than competing cellular solutions.

Transmit sensor data to incident management software:  The Company believes an opportunity exists to play a role in an eventual Department of Homeland Security National Incident Response Plan.  Our capabilities relative to transmitting low speed data efficiently and in a cost-effective manner present an opportunity to possibly fill a niche in such an eventual solution.

Pricing of 220 MHz Products and Services

The Company offers wireless data products and services, including use of its spectrum and wireless infrastructure.  The Company also intends to sell its data radios to end users for an average price of approximately $500.  The Company currently sells monthly airtime for varying prices from $9.95 and up, depending on volume and features.  The Company’s research has shown the average revenue per user (“ARPU”) experienced by providers comparable to the Company is $15 a month.  The Company also offers rental and bundled services that combine network usage with hardware.  Current bundled rental rates average $35 a month depending on models, features and usage.

The Company offers base stations for sale and other infrastructure to end-users or dealer customers who have their own 220 MHz spectrum.  Proprietary, digital database stations currently sell for $40,000 to $60,000 for a single channel system.  The Company may also at a later time offer project management, training, and installation services at prices per diem to be determined.

Prices for equipment and airtime for the Company’s public safety and critical infrastructure customers will be dependent on whether the customer has their own spectrum, prefers to lease spectrum, or prefers to use the Company’s spectrum and pay a negotiated airtime arrangement.  Certain state and local agencies including public safety agencies own their own 220 MHz spectrum.  In those circumstances, the Company plans to sell such customers its radio products and the sensor integration products and services to use on their own systems. Management believes that other companies charge from $9.95 per user per month to $35.00 per user per month for service contracts and from $375 to $900 for data radios.

The Company’s profit margins on radios will vary depending upon the specific type of radio and the designated subsidy structure, if any, for that radio in a particular market, and the Company’s cost for such products. The Company already has approximately 500 radios in inventory.

Sales and Marketing

The Company intends to use various media, including undertaking marketing efforts in different parts of our "footprint" or coverage area, targeted to the demographics of our potential subscriber population. The Company offers customized service packages to attract subscribers, including various pricing alternatives and customer conveniences such as consolidated invoices and billing for airtime charges.  The Company’s current sales and service operations also provide opportunities to add subscribers and to sell other communication products.

The Company intends to employ its own direct sales, marketing and service staff, utilize independent contractors and establish dealer networks.  While local dealers are capable of establishing and servicing wireless customers, they often have their own local spectrum and therefore have incentive to load their systems first.  Depending on the proceeds raised through our PPM, the Company plans to employ up to approximately four sales, marketing and service staff members in each major metropolitan market the Company will service.  The Company does not employ any sales staff as of the date of this filing, however, we have signed agreements with dealers to market the Company’s products.

Competition in the 220 MHz Radio Service

The Company faces competition from companies operating in the 220 MHz frequency band as well as all wireless and radio companies in other frequencies in the data communications markets.  The wireless communications industry is highly competitive and is characterized by constant technological innovation.  The Company’s competitors include service providers in several markets - mobile wireless communications, PCS and cellular, narrowband PCS and emerging technology platforms, many of which have substantially greater financial and other resources than the Company.  Four companies currently dominate the mobile wireless communications market:  Sprint PCS/Nextel Communications, Cingular Wireless/AT&T Wireless, Verizon Wireless and Deutche Telecom/T-Mobile.  Nextel is a land mobile radio provider, while the other companies provide cellular phone service.  Although we do not anticipate competing in the mobile wireless voice communications market, these companies may also serve the data communications markets the Company plans to serve.

The Company intends to devote most of its resources to marketing and selling of telemetry and data services.  These services include SCADA for utilities and other critical infrastructure, AVL, as well as providing digital data services to customers currently serviced in the 800 MHz band.  While there are other companies that provide SCADA and AVL products and services, the Company believes that it offers a low cost, reliable competitive product from a hardware cost and monthly service fee standpoint.

The Company also believes that potential markets exist with users transmitting data in the 800 MHz and 900 MHz spectrum bands.  Wireless providers are converting equipment used in the 800 MHz and 900 MHz spectrum bands to digital formats, which will allow greater data communications in such spectrums.  While the price charged to customers is anticipated to increase for voice dispatch and data communications customers on the 800 and 900 MHz spectrums, the companies providing these services have greater marketing power and resources and may nevertheless be able to sell an increased cost product to customers.  While switching to the 220 MHz spectrum may be a lower cost alternative to the expected increased costs for 800 and 900 MHz data communications, the ownership of the 220 MHz spectrum is highly fragmented, except for several owners of 220 MHz nationwide licenses, and does not currently have the critical mass to attract large numbers of users.

 New Technologies

The Company may also face competition from other technologies and services, which are currently being introduced and may be introduced in the future. The continued acceptance of the services the Company offers and anticipates offering may be adversely affected by the developments and availability of new technology.

Regulation

220 MHz Radio Service

Historical Regulatory Overview of 220 MHz Radio Service

The licensing, operation, and acquisition of specialized mobile radio systems in the United States, which includes 220-222 MHz systems, is regulated by the FCC under the Communications Act of 1934, as amended (the “Act”) and pursuant to the FCC’s rules and related regulations.

Radio service utilizing the 800 MHz and 900MHz band was first licensed in 1974.  The FCC authorized the current 220 MHz service in 1991, seeking to introduce a spectrum efficient “narrowband” service on one-fifth of the frequency of conventional radio services, for example 5 kHz per channel, for such services as dispatch and fleet communications. The FCC conducted this “Phase I" licensing of frequencies by lotteries and by 1993, approximately 3,800 5-channel local and nationwide site specific FCC licenses had been awarded through random selection.  A Phase I licensee’s service area is defined by the predicted service contour of its authorized base station or fixed station, transmitting on frequencies in the 220-222 MHz band.

In 1997, the FCC restructured the licensing framework governing the 220 MHz Service by replacing the original Phase I lottery-licensing system with a Phase II auction licensing process.  Unlike the site specific Phase I licenses, the service area for Phase II licenses to be awarded by auction were comprised of defined geographic areas, which were based on Economic Areas (“EAs”) developed by the Bureau of Economic Analysis of the U.S. Department of Commerce.  In addition to the EAs, the Phase II auctions would include licenses for larger, regional areas called Economic Area Groupings (“EAGs”), which were comprised of groupings of EAs and encompassed the sum total of all EAs.  Nationwide Phase II licenses also would be awarded.  In addition, the Phase II licenses included more frequencies than the Phase I licenses, with EA licenses receiving 10 channels each, EAG licenses receiving 15 channels, and nationwide licenses comprised of 10 channels each.  In all, the Phase II auction offered 3 nationwide licenses, 30 regional licenses (EAGs) and 875 EA licenses.  These licenses would “overlay” the existing Phase I licenses and would be subject to certain interference protection criteria with the Phase I licenses.

In 1998, the FCC commenced the auction for Phase II 220 MHz licenses.  The Phase II auction was conducted in two tiers: the first auction, completed in October 1998, resulted in the award of 908 220 MHz licenses; the second auction, completed in June 1999, resulted in the award of 225 220 MHz licenses.

Legislative Trends in the 220 MHz Radio Service

In 1993, Congress passed the Omnibus Budget Reconciliation Act (“Budget Act”) that amended the Act to categorize all mobile radio services as either commercial mobile radio service (“CMRS”) or private mobile radio service (“PMRS”).  The FCC was then instructed to adopt consistent regulations for all CMRS licensees and PMRS licenses, respectively.  Previously, mobile wireless services were regulated based on the title of the service, such as cellular or SMR, and the associated frequencies utilized, and whether the service was being offered by a “common carrier.”  By categorizing mobile radio services more precisely, Congress believed that similar services would be regulated in a similar manner, thereby promoting competition in the marketplace.

The regulations relating to classification as a PMRS or a CMRS are complex, and it is not certain at this time how the Company’s future operations will be classified. However, management does not believe that the CMRS and PMRS regulations will have a material impact on our operations regardless of how we are classified.

  Regulatory Trends in the 220 MHz Radio Service

In the late 1990's, the FCC initiated several rulemakings designed to increase the use of 220 MHz spectrum and to expand the flexibility of licensees in the 220 MHz service.  In 1997, for example, the FCC revised its rules to permit Phase II licensees to enter agreements for partitioning a licensee’s geographical service area and/or disaggregating a licensee’s spectrum.  Partitioning contemplates dividing the service area between two geographic areas, for example county lines, whereas disaggregation contemplates assigning a portion of the licensed spectrum in the same geographic area to a third-party.  The partitioning and disaggregation rules were intended to encourage use of the frequencies.  The FCC believed these revisions would encourage new competitors to enter the market, which in turn would spur a more efficient use of the spectrum, and increase service to the public.  The FCC launched several rulemaking proceedings through the year 2000 to clarify the rules and steps for partitioning and disaggregation.

In 1998, the FCC relaxed certain technical restrictions in the 220 MHz band, to permit increased types of wireless services and business options in the band.  Thus, for example:  the FCC provided that all 220 MHz nationwide and non-nationwide Phase I and Phase II, government and non-governmental licensees, including non-CMRS providers, would be permitted to operate fixed stations and provide fixed communications and one-way and two-way paging services on a co-primary basis, that is, not ancillary to primary land mobile operations.  By permitting fixed as well as mobile operations in the 220 MHz service, the FCC sought to encourage 220 MHz licensees to compete more effectively in the wireless communications marketplace and to broaden the array of services available to consumers, while still providing for additional applications of narrowband technology.  Also as part of this effort to increase use of the 220 MHz band and improve competition in the marketplace, the FCC expanded the eligibility rules for licensees in the 220 MHz band to include wire line providers.

In keeping with this trend, in 1999, the FCC relaxed the filing requirements for Phase I nationwide licensees, removing the requirement that such licensees file applications or obtain separate licenses for individual base stations within their nationwide systems, provided they maintain site information in their station records and make such information available to other licensees or the FCC on request.

Another regulatory trend has been reallocating and refarming of spectrum to resolve interference issues.  Refarming is an effort by the FCC to achieve spectrum efficiency by reducing the allowable channel size used by radios.  The current radio bands are set up so frequencies used by different services are interleaved within the band, which historically had resulted in interference between the various services authorized by the band.  In 2001, the FCC launched an effort to refarm spectrum in the 800 MHz band, to reduce interference between public safety and commercial systems in that band.

Business Trends in the 220 MHz Radio Service

The radio industry has undergone a tremendous level of consolidation in the past decade, with Nextel Communications acquiring significant amounts of 800 MHz radio and 900 MHz radio spectrum.  With respect to the newer 220-222 MHz service, many licensees have focused on identifying customers and loading them onto the 220 MHz systems to support system build-outs in accordance with FCC service requirements.  Certain 220 MHz service providers have focused on acquiring licenses to complement their current authorized service area, either through partitioning and disaggregation, or through the outright purchase of FCC 220 MHz radio licenses.

Current Regulations in the 220 MHz Radio Service

Phase I and Phase II licensees have different requirements with respect to system construction and commencement of service operations.  Phase I nationwide licensees are required to construct their base stations and place those base stations into operation in all geographic areas specified with the application (including base stations in at least 28 urban areas specified by the FCC) within 10 years of the initial license grant.  All Phase I non-nationwide licensees were required to construct their systems and place them in operation no later than August 16, 1996 (if systems modifications were requested) or 12 months from their initial grant date. Any non-nationwide Phase I Licenses that were not timely constructed are subject to forfeiture and their associated frequencies are incorporated into the applicable overlaid Phase II EA or EAG license.  Phase I and Phase II licensees may be renewed on the expiration of their respective license term upon showing that, during their license term, they provided “substantial service” and they substantially complied with applicable FCC rules and regulations.

With respect to Phase II licenses, the FCC requires licensees to meet certain benchmarks of service tied to issuing the license.  Specifically, within five years of the grant of a Phase II EA or EAG license, the licensee is required to provide service to one-third of the population.  Within the initial license term, for example 10 years, the licensee must provide service to two -thirds of the population within its geographic area.  With respect to Phase II nationwide licenses, within five years of license issuance, the licensee must provide coverage to a composite area of at lest 750,000 square kilometers or serve at least 37.5% of the United States population.  Within 10 years, the Phase II nationwide licensee must provide coverage to a composite area of at least 1,500,000 square kilometers or serve at lest 75% of the United States population.  In the event the Phase II nationwide licensee does not construct its system to meet these respective thresholds, the FCC will automatically cancel the entire license, and will not credit the licensee for any of the sites that it may have already constructed.  All 220 MHz licensees are also required to comply with the technical requirements specified in the FCC’s rules to ensure that their systems do not cause unauthorized levels of interference to other licensees.  These Phase II licenses are issued for a period of ten years and are subject to construction and operational requirements within five years and ten years from the date of issuance.  In May 2004, the FCC extended the construction deadline until November 2007. Certain provisions in the Airtime Agreement allow the Company to pursue remedies if the licensing company loses any or all of its licenses because of a failure to meet the construction deadline. Management has no reason to believe that the licensor will not meet the deadline at this time.

Ownership of 220 MHz Radio Networks

The Act restricts foreign investment in commercial mobile radio service operators. Specifically, foreign corporations may not own more than 20% of the license or licensee, or more than 25% of the parent of a licensee.  The FCC has authority to waive the 25% limit if the public interest would be served. By their terms, these foreign ownership restrictions do not apply to private carriers; however, under the 1993 Budget Act, private carriers reclassified as commercial mobile service providers are subject to these limitations. In addition, wire line carriers have recently been permitted by the FCC to own 220 MHz licenses.

Prior FCC approval is required for (i) assigning any 220 MHz license or (ii) any transfer of control of a 220 MHz licensee.  In addition, no assignment or transfer of a non-nationwide Phase I license will be approved before completing construction of that license.  Similarly, no assignment or transfer of a Phase I nationwide license will be approved before the licensee has constructed at least 40% of the proposed system, except under certain circumstances, such as bankruptcy, non-substantial changes in ownership and partial assignments.

The FCC has established guidelines applicable to management and other non-equity agreements affecting radio networks, including 220 MHz service systems, to determine whether the manager or other entity has assumed de facto control of the system. The criteria for determining “de facto control" is drawn from the precedent established for common carrier systems, and includes application of the following factors: (i) whether the licensee has unfettered use of all facilities and equipment; (ii) whether the licensee determines and carries out the policy decisions, including preparing and filing of applications with the FCC; (iii) whether the licensee is in charge of employment, supervision, and dismissal of personnel; (iv) whether the licensee is in charge of payment of financing obligations, including expenses arising out of operating; and (v) whether the licensee receives monies and profits from the operation of the facilities. In addition, under its rules, the FCC will also consider the following: whether the entity constitutes or appoints more than 50% of the board of directors or management committee of the licensee; whether the entity has authority to appoint, promote, demote and fire senior executives that control day-to-day activities of the licensee; and whether the entity plays an integral role in the licensee’s management decisions.

In addition, any manager of the operations of a 220 MHz service license, pursuant to a management agreement, shall be considered to have a controlling interest in such license, for purposes of applying the spectrum cap limitations established in the FCC’s rules, if such person or affiliates have the authority to decide or otherwise engage in practices or activities that determine, or significantly influence: (i) the nature or types of services offered by such a licensee; (ii) the terms on which such services are offered; or (iii) the prices charged for such services.

Costs of Compliance with Environmental Laws

We are not presently affected by and do not have any costs associated with compliance with environmental laws.

Number of Employees

As of March 31, 2007, we employed 4 persons on a full-time basis, including our Chief Executive Officer/President. We currently believe that we will have to significantly increase the number of our employees as we may expand our business due to the numerous employee functions inherent in our business, i.e., sales, service, maintenance, billing and other services. Our personnel are not subject to any collective bargaining agreements and management believes that its relationship with the Company’s personnel is good.

ITEM 2 DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at 2240 Woolbright Road, Suite 317, Boynton Beach, Florida 33426. On April 12, 2006, the Company entered a sixty-month operating lease with The Woolbright Professional Building, Ltd., for approximately 2,432 square feet of office space at an average monthly rental over the lease term of $4,450 a month, exclusive of recurring utility expenses. The lease terminates in May 2011.

The Company also has employees at its network operation center at 8330 S. Madison , Suite 15,Burr Ridge, Illinois 60527. The Company subleases office space from ESP Wireless for approximately 2500 square feet at $3,000 per month through June 2007.  This sublease may be renewed for additional six month periods. Management believes that such space will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's common stock. As of June 30, 2007 there were 333 holders of record of the Company's Common Stock and the Company had issued and outstanding 17,747,180 shares of Common Stock.  No dividends have been declared on the Company’s stock, nor does the Company foresee any dividends being declared in the near future.  The Company does not have any equity compensation plans in place as of the date of this report, and had no options, warrants or other convertible securities outstanding as of that date.

As of March 31, 2007, the Company has sold 1,176,210 shares of common stock at $ 1.00 per share under the outstanding PPM revised and dated September 27, 2006 to forty four investors in reliance on the exemption from registration provided by §4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  In addition, the Company issued 5 million shares to Bizcom on March 5, 2006 in connection with the March 5, 2006 Airtime Agreement, and is in the process of issuing an additional 1,500,000 shares to Bizcom in connection with the February 29, 2007 license agreement, in each instance in reliance on the exemption from registration provided by §4(2) of the Securities Act.

ITEM 6. PLAN OF OPERATIONS

Overview

CX2 Technologies, Inc is engaged in the operation and management of 220 MHz digital wireless data communications services.  In September 2006 the Company entered into a ten year Airtime agreement for the exclusive use of minutes on 220 MHz FCC licenses and the related equipment with Bizcom.  This will allow the Company to operate throughout the entire United States and initially in the geographical areas of Florida, Illinois, Nevada and New York.  The Company may also seek to acquire the 220 MHz licenses and related equipment owned by Bizcom or from one or more other parties.

The Company currently markets CX2 branded data technology and services for use by various commercial/industrial applications, the oil/gas industry, and the Homeland Security/Public Safety sector.  We believe that due to advances in 220 MHz technology and equipment and the lower costs generally associated with lower frequency band usage in comparison to cellular telephone and other wireless communications services, a broad spectrum of potential commercial and public safety/ emergency disaster relief end-users may find the Company's services advantageous and desirable, which could result in fee-based subscribership and/or high margin technology sales. The Company cannot assure, however, that it is correct in such a belief or that it will be successful in any of such efforts.

We intend to grow primarily by (i) marketing to and obtaining additional subscribers in the commercial and public safety/emergency disaster relief sectors to utilize the data communication services offered and intended to be offered on our initial network, thereby realizing fee-based subscriber revenues; and (ii) expanding our current service or coverage area and thereby our subscriber base by purchasing select assets from other 220 MHz network owners, including 220 MHz licenses and related equipment or by building network infrastructure in targeted markets using licenses in our 220 MHz spectrum portfolio. Development involves substantial risks, further enumerated herein, including the risk: (a) that we will not acquire what we believe to be the minimum "critical mass" of assets so as to comprise various economic area, regional economic area and nationwide licenses necessary to develop any meaningful operations; (b) that development costs will exceed budgeted or contracted amounts; (c) that our marketing efforts to obtain subscribers to our data networks will not proceed as rapidly as anticipated or otherwise be successful; (d) that our data networks will not achieve desired revenue or profitability levels; (e) that substantial additional financing beyond the proceeds sought under the PPM, which  will be necessary, might not be available or if available, might not be on favorable terms; (f) of changes in applicable laws, rules, regulations and interpretations which may adversely effect our business and operations; (g) that we  may not be able to purchase desired select assets to expand our coverage area due to competition, financial or other considerations or otherwise successfully manage or integrate such asset purchases with our then operations; (h) of competition from other 220 MHz network operators as well as other providers of wireless communication services, many of the latter of whom have substantially greater financial and other resources than the Company; (i) the Company may not for whatever reason(s) be successful in its marketing efforts to the Homeland Security/Public Safety sector; and (j) of technology changes within the wireless communication industry and our potential inability  to adopt such changes to our product and service offerings if so desired by prospective or then current subscribers either due to technology constraints which may be inherent to 220 MHz band services, financial constraints, or otherwise. There can be no assurances that we will be successful in executing our business plan.

We have a working capital shortage, and must continue to seek and secure significant capital from outside funding sources, as our cash flow from operations is insufficient to sustain operations.  No assurances can be given that we will be successful in obtaining such needed capital.  Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for up to approximately two months from the date of this filing.

We have no financing sources in place other than our PPM and no assurances are given as to the availability of any financing, or if available, the terms thereof.  In the event we were to receive all of the capital being raised under our PPM ($5,000,000), the Company believes, although no assurances are given, that such cash proceeds, together with funds anticipated from operations, will provide us with sufficient funds to meet our cash requirements for approximately eighteen (18) to twenty four (24) months following the assumed receipt thereof, provided we do not seek to further accelerate our operational plans.  In such event, such time period may also be significantly reduced and we will require additional capital, the failure of which to obtain could materially adversely affect the Company and its business.

We anticipate that even in the event we receive all of the capital being raised under our PPM, such proceeds will not necessarily assure our success or profitability in view of, among other factors, our limited operating history in this business, the uncertainties associated with marketing emerging technologies, and the capital intensive nature of the wireless data and voice industry. We anticipate that profits, if any, will be derived from our success in obtaining subscribers to the network we have and may later develop, of which no assurances are given.  We are subject to all the substantial risks inherent in the development of a business enterprise within a sector of the wireless data and voice industry that has itself generated only limited revenues to date.  Accordingly, no assurances can be given that our business will ever be successful or that we will ever be or remain profitable.

The Company is in our initial phase of operations with limited assets and capital.  For our fiscal year ended March 31, 2007, we had a net loss of $(7,900,302).

We believe that we will have to continue increasing the number of our personnel over the next approximately 6-12 months as our business expands due to the need to increase our networking and marketing efforts.

Liquidity and Capital Resources

Our financial statements appearing elsewhere in this Report, have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. To the extent that we are unable to obtain additional working capital from operations and/or other sources as required or otherwise desired, our financial statements will be materially affected and we may be forced to curtail our operations.

We were in a working capital shortage at the fiscal year end of March 31, 2007 and cash flow from operations is insufficient to sustain our operations as of the date of this filing.  As of the date of this filing, the Company still requires additional financing to sustain operations until additional subscribers can be obtained. No assurances are given that we will be successful in obtaining additional needed capital.  Our inability to secure such additional capital will materially adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will enable us to sustain current operations for up to approximately one year.

At March 31, 2007, we had stockholders’ deficiency of $ $172,542, total assets of $ 506,494 and total current liabilities of $497,243. For the year ended March 31, 2007, we have incurred losses of $ (7,900,302) and for the year ended March 31, 2007, we used cash in operations of $ (883,020). Our operations and acquisitions have been funded by the sale of equity in private equity financing from accredited investors. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities other than our PPM.

In the event we were to receive little or no additional proceeds from our PPM, such event will significantly restrict and possibly cause us to cease our operations, which would have a substantial adverse effect on the Company and shareholders.

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

(B) Intangible Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of April 1, 2005.  Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No. 142.  Certain of the Company's intangible assets, which were acquired in March 2006, are licensing agreements that will be amortized over the ten year agreements.  The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.  If that pattern cannot be reliably determined, a straight-line amortization method shall be used.  The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows.  An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows.  Management reviews the value of our intangible assets quarterly.

(C) Revenue Recognition

Revenue from users for network services is recognized at the time that the services are provided.  Revenue from sales of radios and other related equipment is recognized at date of delivery to the customer and collection is reasonably assured.  The Company does not believe that this concentration of revenues and related licenses under which it will operate have significant risk inasmuch as the services will be utilized by many unrelated businesses.

Cautionary Note Regarding Forward-looking Statements and Risk Factors

The Company's Form 10-KSB, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors below.

Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

You should consider the following discussion of risks as well as other information regarding our common stock.  The risks and uncertainties described below are not the only ones.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  If any of the following risks actually occur, our business could be harmed.

The Company Has Historically Lost Money And Expects Its Losses Will Continue In The Future

Since inception, CX2 has incurred operating losses.  For the fiscal year ended March 31, 2007, the Company’s net loss was $7,900,302.  For the fiscal year ended March 31, 2006, the Company’s net loss was $11,219.   The Company expects that it will incur operating losses for the anticipated future. No assurances can be given that the Company will be successful in reaching or maintaining profitable operations. Accordingly, the Company may experience liquidity and cash flow problems. If the Company’s losses continue, its ability to operate may be severely impacted.

The Company’s Auditors Have Expressed Doubt About The Company’s Ability To Continue As A Going Concern

The Company’s ability to continue as a going concern is an issue raised as a result of the Company’s $ 7,900,302 net loss in the fiscal year ended March 31, 2007, marginal working capital and accumulated deficit. The Company continues to experience net operating losses. The Company’s ability to continue in existence is dependent on its ability to generate a profit and obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities, increasing sales or obtaining loans where possible. The going concern increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

The Company Does Not Have Sufficient Capital For Operations, And A Failure To Obtain Additional Financing Will Preclude Its Ability To Stay In Business And Become Profitable

The Company will require additional capital.  The Company currently does not have customers to generate the cash flow needed to pay its general and administrative expenses of approximately $ 45,000 a month, and will need to obtain a significant number of customers before it will achieve a breakeven level of operations.  The Company currently does not have sufficient capital to continue its operations.  The Company cannot guarantee that additional financing will be available on favorable terms, or at all. Any additional financings may dilute the value and voting power of the common stock. The Company currently has no bank borrowings or credit facilities, and it cannot guarantee that it will be able to arrange any such debt financing or that such financing, if available, will be on acceptable terms. If the Company cannot obtain adequate funds, it cannot fund its expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to market demands or to competitive pressures or market changes.  More importantly, the Company may never realize revenues sufficient to sustain its operations and, the Company may fail in its business and cease operations.

Uncertain Demand For The Company’s Services May Cause Revenues To Fall Short Of Expectations And Expenses To Be Higher Than Forecast If The Company Needs To Incur More Marketing Costs

The Company is unable to forecast revenues with certainty because of the unknown demand from consumers for its services. If demand for the Company’s services does not prove to be as great as anticipated, revenues may be lower than expected and/or marketing expenses higher than anticipated, either of which will increase the time and capital the Company needs to achieve a profitable level of operations.

The Company May Acquire Other Companies, Which Will Reduce Its Income In The Event The Company Is Not Able to Integrate Them Into Its Existing Operations

As part of the Company’s business strategy, it may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. The Company cannot guarantee that it would be successful in overcoming these risks or any other problems encountered with such acquisitions, and the Company’s inability to overcome such risks could have a material adverse effect on its business, financial condition and results of operations.

New And Existing Competition May Gain Market Share And Limit The Company’s Potential Growth

The Company has great concern about competing firms entering its target markets. The Company recognizes tremendous value in being the first-to-market in many different geographical areas and market verticals especially since most of the location contracts are long-term in nature. There is no assurance that new or existing competitors will not adversely affect the Company’s’ business.

The Company’s Ability To Achieve Profitable Operations Is Directly Tied To The Company’s Ability To Attract And Retain Customers

The Company has no way of predicting whether its marketing efforts will be successful in attracting customers, and acquiring substantial market share.  If the Company’s marketing efforts fail, it may fail to attract customers, which would adversely affect our business and financial results.

The Company Has Limited Operating Experience Within The 220 MHz Wireless Industries

 Although the Company’s initial management team and dealer partners have, collectively, substantial 220 MHz wireless operational experience, the Company has limited operating experience within the 220 MHz wireless industry.  With the Company’s ten year Airtime Agreement for the exclusive use of minutes on all the third party’s FCC licenses, its operation and marketing of 220 Mhz wireless products and services will constitute its initial foray into such business.  Therefore, there is a limited Company operating history within such business sector on which investors may base an evaluation about the Company’s likely performance.

Many participants within the 220 MHz wireless industry concentrated their efforts and capital expenditures initially on construction of 220 MHz operating systems in advance of FCC construction deadlines and the later acquisition of additional 220 MHz spectrum in subsequent FCC auctions.  As such, they have had only limited success to date in their marketing efforts to obtain subscribers to their systems due to their lack of needed additional working capital for marketing purposes and their inability to secure desired radio equipment inventory from a former manufacturer of such equipment due to its own working capital constraints.  As a result, while there are a limited number of successful 220 MHz wireless operators within select regional areas, many 220 MHz wireless industry participants have generated only minimal revenues, if any, and have incurred and continue to incur losses.

We Cannot Assure Our Success In Our Planned Business Operations

If we receive little or no additional proceeds from our PPM, the Company will only be able to continue its current operations for approximately three (3) to six (6) months from the date of this filing, absent our receipt of funding from other sources.  We have no other current financing sources in place and no assurances are given as to the availability of any financing, or if available, the terms thereof.  In the event we were to receive all of the capital being raised under our PPM ($5,000,000), the Company believes, although no assurances are given, that such cash proceeds, together with funds anticipated from operations, will provide us with sufficient funds to meet our cash requirements for approximately eighteen (18) to twenty four (24) months following the assumed receipt thereof, provided we do not seek to further accelerate our operational plans.  In such event, such time period may also be significantly reduced and we will require additional capital, the failure of which to obtain could materially adversely affect the Company and its business.

We anticipate that even in the event we receive all of the capital being raised under our PPM, such proceeds will not necessarily assure our success or profitability in view of, among other factors, our limited operating history in this business, the uncertainties associated with marketing emerging technologies, and the capital intensive nature of the wireless data and voice industry. We anticipate that profits, if any, will be derived from our success in obtaining subscribers to the network we have and may later develop, of which no assurances are given.  We are subject to all the substantial risks inherent in the development of a business enterprise within a sector of the wireless data and voice industry that has itself generated only limited revenues to date.  Accordingly, no assurances can be given that our business will ever be successful or that we will ever be or remain profitable.

The Company Could Fail To Attract Or Retain Key Personnel, Which Could Hamper Its Ability To Generate Income

The Company has certain key employees who manage the Company’s operations and, if the Company were to lose their services, senior management would be required to expend time and energy to replace and train replacements. In addition, the Company needs to attract additional high quality sales, technical and consulting personnel. To the extent the Company is smaller than its competitors and has fewer resources, the Company may not be able to attract the sufficient number and quality of staff.

The Company may enter into option agreements to acquire select assets of other 220 MHz system owners/operators, which may include 220 MHz licenses

The Company may enter into option agreements on terms to be negotiated to acquire select assets of other 220 MHz system owners/operators, which may include 220 MHz licenses. The FCC requires the licensee of a 220 MHz license must maintain "substantial control" over the use of such license. In the event the Company may desire to acquire a 220 MHz license from a holder thereof and initially obtain an option to acquire such license rather than purchase such license outright.  The license holder thereof may, in its sole discretion, fail to cooperate with the Company concerning its intended usage thereof, such as to expand the Company’s networking or roaming capabilities. The Company’s ability to expand its operations and provide for further geographical coverage to its networks’ users could be adversely effected in instances where licenses may be acquired in this manner.

The Company relies exclusively on a third-party to provide the Company with the ten-year airtime minutes required for its product

In September 2006, the Company finalized and executed a ten year Airtime Agreement for the exclusive use of minutes on all Bizcom’s FCC licenses.  The Airtime Agreement allows the Company to use 500 million minutes during the term of the agreement.  The agreement also requires a monthly user fee of $4,000 commencing in September 2006.   The license holder may, in its sole discretion, fail to cooperate with the Company concerning its intended usage or may simply discontinue operation. Unless the Company was able to replace the provider in a short time the Company could be forced to cease operations.

Development Risks Generally.

We intend to grow primarily by (i) marketing to and obtaining subscribers in the commercial and public safety/emergency disaster relief sectors to utilize the data communication services offered and intended to be offered on our initial network, thereby realizing fee-based subscriber revenues; and (ii) establishing and then expanding our service or coverage area and thereby our subscriber base by purchasing select assets from other 220 MHz network owners, including 220 MHz licenses and related equipment or by building network infrastructure in targeted markets using licenses in our 220 MHz spectrum portfolio. Development involves substantial risks, further enumerated herein, including the risk: (a) that we will not acquire what we believe to be the minimum "critical mass" of assets so as to comprise various economic area, regional economic area and nationwide licenses necessary to develop any meaningful operations; (b) that development costs will exceed budgeted or contracted amounts; (c) that our marketing efforts to obtain subscribers to our data networks will not proceed as rapidly as anticipated or otherwise be successful; (d) that our data networks will not achieve desired revenue or profitability levels; (e) that substantial additional financing beyond the proceeds sought under the PPM, which  will be necessary, might not be available or if available, might not be on favorable terms; (f) of changes in applicable laws, rules, regulations and interpretations which may adversely effect our business and operations; (g) that we  may not be able to purchase desired select assets to expand our coverage area due to competition, financial or other considerations or otherwise successfully manage or integrate such asset purchases with our then operations; (h) of competition from other 220 MHz network operators as well as other providers of wireless communication services, many of the latter of whom have substantially greater financial and other resources than the Company; (i) the Company may not for whatever reason(s) be successful in its marketing efforts to the Homeland Security/Public Safety sector; and (j) of technology changes within the wireless communication industry and our potential inability  to adopt such changes to our product and service offerings if so desired by prospective or then current subscribers either due to technology constraints which may be inherent to 220 MHz band services, financial constraints, or otherwise. There can be no assurances that we will be successful in executing upon our business plan.

Industry Operating History; Uncertainty of Broad Based Market Acceptance.

Although numerous 220 MHz networks are operational in the United States, including many "mom and pop" network operators which produce minimal revenues, and fleet operators, many other networks are "operational" in the sense that they were constructed in advance of FCC construction deadlines, are available for subscriber use, but are otherwise producing minimal or no subscriber revenues. The 220 MHz wireless industry should therefore be viewed as having a less than successful operating history subject to uncertainty concerning the operational viability of available technology and its perceived suitability for targeted markets.  The success of our business may be affected by matters beyond our control, including but not limited to changes in technology and equipment, equipment costs, competition, future demand for our services and changes in economic conditions, all of which can impact upon market acceptance.  While management of the Company believes, based upon its knowledge of the industry generally, that there is a perceived need for the Company's services, and based upon informal discussions had with certain public safety/emergency disaster relief industry personnel, including within the emergency management services sector, no assurance can be given that such perceived need for the Company's services is correct.

FCC Regulations

The licensing, construction, operation, sale, interconnection arrangements and acquisitions of 220 MHz licenses and networks are regulated by the FCC.  These regulations are subject to change, which changes could adversely affect the Company's financial condition and results of operation.

Competition.

The wireless communications industry has been and continues to be highly competitive, influenced by the introduction of new services by, and the marketing and pricing activities of, industry participants.  We will compete with numerous other businesses engaged in the telecommunications industry which market the same or similar services and products as those marketed and intended to be marketed by the Company, many of which businesses have or may have substantially greater capital and other resources than the Company.

The greater financial resources of many cellular telephone, as well as 800 MHz, service providers currently permit such entities to offer creative pricing and incentive packages which we cannot presently offer and may not be able to offer in the future.  Improvements in technology may adversely impact the demand for our services, which could adversely affect our operations. Other modes of wireless communications such as cellular, specialized mobile radio (800 and 900 MHz), personal communications systems ("PCS") and one-way paging are examples of current competing technology. While we believe, due to the costs for such services compared to the relatively low cost of 220 MHz service, that 220 MHz service may be ideal for radio dispatch subscribers as well as other potential end-users, no assurances can be given that we are correct in our belief, or that the Company will be able to successfully compete.

The Company’s Common Stock Will Be A "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

The Company’s common stock will be deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 if it is listed for trading. These requirements may reduce the potential market for the Company’s common stock by reducing the number of potential investors and by making broker-dealers less likely to effect trades in the common stock. This may make it more difficult for investors in the Company’s common stock to sell shares to third parties or to otherwise dispose of them. This could cause the Company’s stock price to decline. Penny stocks are stock:

With a price of less than $5.00 a share;

That are not traded on a "recognized" national exchange;

Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 a share); or

Issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor."  This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks.  Application of the penny stock rules to our common stock could affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

The Company Does Not Intend To Pay Any Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future profits from operations to fund growth and does not expect to pay any dividends in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

The Company's audited financial statements and the notes thereto appear in Part III, Item 13, of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

 None.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company's principal executive and financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report.  Based on the evaluation, such person concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report, have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no changes in our internal controls or in other factors that could significantly affect internal controls that occurred during the quarter ending March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 8B. OTHER INFORMATION

On February 29, 2007 the Company acquired from Bizcom a non-exclusive licensing agreement to its wireless digital data intellectual property. This gives CX2 the right to use Bizcom’s proprietary technologies without restriction, including rights to further develop the existing technology or new technology which new development would be owned by the Company.   In addition, the Company bought from Bizcom all of its digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory includes all digital base stations and related equipment at the Burr Ridge offices in Illinois. CX2 agreed to pay $600,000 cash and issue 1,500,000 shares of CX2’s common stock for the intellectual property rights, and pay $200,000 cash for the purchase of the digital base station equipment.

On March 19, 2007, the Company and Bizcom entered into a First Amendment to 220-222 MHz Air Time Agreement.  This amendment terminated certain previously granted Sophia licenses, with the remainder of the original agreement continuing in full force and effect.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each Director, Executive Officer, and significant employees expected to make a significant contribution to the Company:

Name	Age	Position	Term	Period
Adam Reiser	42	President, CEO, Secretary, Treasurer, Director	1 yr	May 2007– Present
Sam D. Hitner	49	Former President and CEO, Director	1 yr	March 2006– May 2007

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to electing directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time and due to its small size does not believe that committees are necessary at this time. As of the date of this filing the Company’s sole Director fulfills the duties of an audit committee.

No director, officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws. There is no family relationship between any of our executive officers and directors.

On March 30, 2007 Alan Finkelman resigned as Vice President, Secretary and a Director.

During May, 2007, Sam D. Hitner, then the sole Director of CX2 Technologies, Inc. appointed Adam Reiser as a Director of the Company.  Subsequently, Sam D. Hitner resigned as an Officer and Director of the Company. Mr. Hitner’s resignation was not as a result of any disagreement with the Company or any matters relating to the Company’s operations, policies or practices.  On May 8, 2007, Adam Reiser was appointed as President and Chief Executive Officer of the Company.

Mr. Reiser has an extensive background in technology related positions for over twenty-five years.  He has extensive undergraduate studies in Electronics Engineering Technology, from RETS which is located in Nutley, New Jersey. This training was obtained after completing service in the United States Navy.  Mr. Reiser’s past business experience includes Pizza.net, Inc. where he was Co-Founder and IT Business Consultant from 2002 thorough the present date. Pizza.net, Inc. was sold to Pizza International, Inc. a publicly traded company in 2007.  In addition, from 1999 through 2002, Mr. Reiser was also Owner and Founder of U.S. Data Authority, Inc., a national high speed and broadband internet service provider and a publicly traded company.  Mr. Reiser founded Boca.net in 1995, an internet service provider that was sold to Bell South in 1999.  Boca.net was a publicly traded company.  Mr. Reiser was Vice President of Engineering for U.S. Computer Group, a computer equipment and support service center from 1990 through 1993.

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our last fiscal year.

Code of Ethics

The Company is in the process of adopting a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This policy comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. No waivers of the Code have been granted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's Common Stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended March 31, 2007, all Reporting Persons complied with all applicable filing requirements, except as follows: Sam Hitner (one late Form 3); Alan Finkelman (one late Form 3); and Bizcom U.S.A., Inc. (one Form 3).

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended March 31, 2007 and 2006, certain information regarding the compensation earned by the Company's named executive officers. No other executive officer received an annual salary and bonus for fiscal year 2007 and 2006 in excess of $100,000 with respect to services rendered by any of such persons to the Company and its subsidiaries.

Summary Compensation Table

Annual Compensation	Long-Term Compensation
	Awards	Payouts

Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)
Adam Reiser President & CEO	2007 2006	$0 $0	0 0	0 0	0 0	0 0	0 0	0 0
Sam D. Hitner Former President	2007 2006	$70,000 $4,000	0 0	0 0	0 0	0 0	0 0	0 0

Consulting Arrangements

Upon Mr. Hitner’s resignation the Company engaged Mr. Hitner as a consultant of CX2 Technologies, Inc. to assist the Company in the preparation of the Company’s 10-KSB for the year ended March 31, 2007 including the financial statements to be included in the report.  In consideration of Mr. Hitner’s services regarding the 10-KSB the Company has agreed to pay the following amounts to Mr. Hitner:  On May 31, 2007 the total of $5,000, on June 15, 2007 the total of $5,000, within two days after the filing of the 10-KSB with the Securities and Exchange Commission an additional $10,000 and within twenty days after the filing of the 10-KSB the Company will issue Mr. Hitner 20,000 common shares of Company stock.

Employment Agreements

None

Director Compensation

Members of the Board of Directors did not receive any cash or non-cash compensation for their service as Directors during our 2007 and 2006 fiscal years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of June 30, 2007: (i.) each of the Company's officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Company's officers and directors as a group:

(a) Security ownership of certain beneficial owners:

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class
Common shares	BizCom U.S.A., Inc. (1) 351 N. Congress Ave. Suite 127 Boynton Beach, Florida 34426	6,500,000	36.6%

(1) BizCom U.S.A., Inc. is holding these shares on behalf of its shareholders.  These shares will be distributed down to its individual shareholders none of whom will then own more than 5% in the Company.

(b) Security Ownership of Management:

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two (2) years, we have not entered into a transaction, nor are any transactions currently proposed, with a value in excess of the lesser $120,000 or 1% of our average total assets at year end for our last three fiscal years with an officer, director or beneficial owner of 5% or more of our common stock, or with any member of the immediate family of any of the foregoing named persons or entities, except as follows:

Sam D. Hitner, the former President and CEO, was the Director of Finance for Bizcom U.S.A., Inc. from November 2004 until March 1, 2006 when he became President and CEO of CX2 Technologies Inc. During his service to Bizcom U.S.A., Inc. he was not an officer or Director of Bizcom.  Since March 2006, he conducted certain negotiations and transactions with Bizcom, including the 10-year Airtime Agreement and non-exclusive licensing agreement.  Such negotiations and transactions were effected at “arms’ length” as a representative of a separate and discrete company.

In September 2006, the Company executed a ten-year Airtime Agreement for the exclusive use of minutes on Bizcom’s entire FCC license.  The Airtime Agreement allows the Company to use 500 million minutes during the term of the agreement.  The agreement also requires a monthly user fee of $4,000 commencing in September 2006.

During the year months ended March 31, 2007, the Company purchased $232,500 of finished goods inventory from Bizcom.

On February 29, 2007 the Company acquired from Bizcom a non-exclusive licensing agreement to its wireless digital data intellectual property. This gives CX2 the right to use Bizcom’s proprietary technologies without restriction, including rights to further develop the existing technology or new technology which new development would be owned by the Company.   In addition, the Company bought from Bizcom all of its digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory includes all digital base stations and related equipment at the Burr Ridge offices in Illinois. CX2 agreed to pay $600,000 cash and issue 1,500,000 shares of CX2’s common stock for the intellectual property rights, and pay $200,000 cash for the purchase of the digital base station equipment.

During the year ended March 31, 2007, a stockholder loaned the Company $ 26,500 for working capital.  The loan  bears interest at 8% per annum and is payable on demand.

Using the standards of the NASDAQ Capital Market, which listing standards are not applicable to the Company, the Company's Board has determined that its sole member would not qualify under such standards as an independent director.  The Company did not consider any relationship or transaction between itself and Mr. Reiser not already disclosed in this report in making this determination.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS - beginning on page F-1 of this Report:

- Independent Auditors' Report

-  Balance Sheet at March 31, 2007

-  Statements of Operations for the Years Ended March 31, 2007 and 2006

-  Statement of Changes in Stockholders' Equity for the Years Ended March 31, 2007 and 2006

-  Statements of Cash Flows for the Year Ended March 31, 2007 and 2006

- Notes to Financial Statements

2. EXHIBITS – see Exhibit Index page 43

Reports on Form 8-K

On April 5, 2007 the Company filed a Form 8-K in which it announced the resignation of Alan Finkelman as a Vice President, Secretary and Director.

On June 5, 2007 the Company filed a Form 8-K in which it announced the resignation of Sam D. Hitner as an Officer and Director and the appointment of Adam Reiser as President, CEO and Director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Webb & Company, P.A. has served as the Company’s Principal Accountant since September 1, 2006. Their fees billed to the Company for the past two fiscal years are set forth below:

	2007	2006

Audit Fees	$ 15,000	$ 13,694

Tax Fees	0	0

All Other Fees	0	0

Total Fees	$ 15,000	$ 13,694

Audit Fees

Including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB.

Tax Fees

These services included assistance regarding federal, state and local tax compliance and return preparation.

All Other Fees

Includes time and procedures related to change in independent accountants and research and assistance provided to the Company.

During its fiscal year ended March 31, 2007, the Company did not have an Audit Committee and the Company’s sole director pre-approved all fees of the principal accountant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

CX2 Technologies, Inc.

We have audited the accompanying balance sheet of CX2 Technologies, Inc. as of March 31, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of CX2 Technologies, Inc. as of March 31, 2007 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has an accumulated deficit of $7,919,721 since inception and a negative cash flow from operations of $ 833,020 during the year ending March 31, 2007.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

November 2, 2007

CX2 Technologies, Inc.

Balance Sheet

March 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$13,714
Inventory, net	232,500
Prepaid expenses	9,000

Total current assets	255,214

Property and Equipment, net	245,832

Other Assets:
Deposits	5,448

Total Other Assets	5,448

Total Assets	$506,494

See accompanying notes to financial statements

CX2 Technologies, Inc.

Balance Sheet

March 31, 2007

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable	$9,250
Accrued expenses	78,076
Accrued payroll	46,789
Deferred Revenue	39,000
Notes payable- Related Parties	324,128
Total current liabilities	497,243

Long Term Liabilities
Notes Payable – Related Parties	181,793
Total Liabilities	679,036
Stockholders’ Deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 17,747,180 issued and outstanding	17,747
Additional paid-in-capital	7,729,432
Accumulated deficit	(7,919,721)

Total stockholders' Deficiency	(172,542)
Total liabilities and stockholders' Deficiency	$506,494

See accompanying notes to financial statements

CX2 Technologies, Inc.

Statement of Operations

For the Years Ended March 31, 2007 and 2006

	For the Year Ended March 31, 2007	For the Year Ended March 31, 2006

Revenue:	$22,000	$-
Cost of Sales	2,402	-
Gross Margin	19,598	-

Operating Expenses
Selling, General and Administrative	822,317	11,219
Loss on Impairment	6,788,286	-
Depreciation and Amortization	307,123	-
Total Operating Expenses	7,917,726	11,219

Loss from Operations	(7,898,128)	(11,219)

Other Income
Interest expense	(2,174)	-
Total other Income	(2,174)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,900,302)	(11,219)
Provision for Incomes Taxes	-	-

Net loss	(7,900,302)	(11,219)

Net Loss Per Share – Basic and Diluted	$(0.48)	$(0.00)

Weighted average number of shares outstanding during the period – basic and diluted	16,506,144	10,257,311

See accompanying notes to financial statements

CX2 Technologies, Inc.

Statement of Stockholders’ Equity (Deficiency)

For the years ended March 31, 2007 and 2006

	Preferred Stock Shares Issued	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Equity
Balance, April 1, 2005	-	$-	10,000,000	$10,000	$-	-	$(8,200)	$1,800

Common Stock issued for cash ($1.00 per share)	-	-	71,000	71	70,929	-	-	71,000

Common stock issued under terms of airtime agreement ($1.00 per share)	-	-	5,000,000	5,000	4,995,000	(5,000,000)	-	-
Net loss for the yer ending March 31, 2006	-	-	-	-	-	-	(11,219)	(11,219)
Balance, March 31, 2006	-	-	15,071,000	15,071	5,065,929	(5,000,000)	(19,419)	(61,581)

Common Stock issued for cash ($1.00 per share)	-	-	1,176,180	1,176	1,175,034	-	-	1,176,210

Stock offering costs	-	-	-	-	(10,031)	-	-	(10,031)

Common stock issued under terms of airtime agreement ($1.00 per share)	-	-	-	-	-	5,000,000	-	5,000,000
Common stock issued under terms of technology license ($1.00 per share)	-	-	1,500,000	1,500	1,498,500	-	-	1,500,000

Net loss for the ear ending March 31, 2007	-	-	-	-	-	-	(7,900,302)	(7,900,302)

Balance, March 31, 2007	-	$-	17,747,180	$17,747	$7,729,432	$-	$(7,919,721)	$(172,542)

See accompanying notes to financial statements

CX2 Technologies, Inc.

Statement of Cash Flows

For the Years Ended March 31, 2007 and 2006

	For the Year Ended March 31, 2007	For the Year Ended March 31, 2006
Cash from operating activities:
Net Loss	$(7,900,302)	$(11,219)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	307,123	-
Loss on Impairment	6,788,286	-
Changes in operating assets and liabilities	-	-
Inventory	(232,500)	-
Prepaid expenses	(9,000)	-
Accounts payable	9,008	242
Accrued liabilities	73,432	4,644
Accrued payroll	41,933	4,856
Deferred revenue	39,000	-

Net cash used in operating activities	(883,020)	(1,477)

Cash flows from investing activities:
Deposits	(5,448)	-
Acquisition of Intangible License	(75,000)	-
Acquisition of equipment	(200,400)	(61,056)

Net Cash Used in Investing Activities:	(280,848)	(61,056)
Cash flows from financing activities:
Proceeds from Shareholder Loan	181,000	1,800
Repayment of Shareholder Loan	(154,500)
Repayment of Note Payable – Related Party	(25,364)	-
Stock issued for cash, net of offering costs	1,166,179	71,000
Net cash provided from financing activities	1,167,315	72,800
Net Increase (decrease) in cash	3,447	10,267
Cash at beginning of period	10,267	-

Cash at end of period	$13,714	$10,267

Supplemental disclosure of non-cash investing and financing activities:
Stock issued under terms of Airtime Agreement	$-	5,000,000
Stock issued under terms of Technology License	$1,500,000	$-

See accompanying notes to financial statements

CX2 TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2007 AND 2006

NOTE 1 – NATURE OF BUSINESS

CX2 Technologies, Inc. (hereinafter "The Company") was incorporated on May 21, 2002 as Brookview Institute, Inc., under the laws of the State of Nevada.  On November 16, 2005 the Company changed its name to CX2 Technology, Inc.  On December 6, 2005, the Company filed a correction to change the name to CX2 Technologies, Inc.  On May 10, 2006, the Company domesticated to the State of Florida.  Its fiscal year end is March 31.

The Company is engaged in the development, operation and management of 220 MHz digital wireless data communications services.  In September 2006 the Company entered into a ten year Airtime agreement for the exclusive use of minutes on 220 MHz Federal Communications Commission (“FCC”) licenses and the related equipment with a third party.  This agreement allows the Company to operate throughout the entire United States and initially in the geographical areas of Florida, Illinois, Michigan and Texas.  The Company may also seek to acquire the 220 MHz licenses and related equipment owned by such third party or from one or more other third parties.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

(A) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES, continued

FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(B) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less.  At March 31, 2007 and 2006, the Company had no cash equivalents.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES, continued

(C) Property and Equipment

Property and equipment, consisting of computer equipment, office furniture and equipment, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is presently five years.

(D) Inventory

Inventory consists of communication devices, which are valued at the lower of cost or market with cost being determined on a first-in, first-out basis.  The inventory consisted exclusively of finished units purchased from a related party from whom the Company acquired its FCC sub-licenses.

(E) Intangible Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of April 1, 2005.  Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No. 142.  Certain of the Company's intangible assets, which were acquired in March 2006, are licensing agreements that will be amortized over the term of the ten year agreements.  The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.  If that pattern cannot be reliably determined, a straight-line amortization method shall be used.  The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows.  An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows.  As of March 31, 2007 the Company recognized an impairment loss of $6,788,286.

(F) Revenue Recognition

Revenue from users for network services is recognized at the time that the services are provided.  Revenue from sales of radios and other related equipment is recognized at date of delivery to the customer and collection is reasonably assured.  Revenue from consulting services is recognized at the time that the services are provided.

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

(I) Net Loss Per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is calculated as income available to common stockholders divided by the

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES, continued

weighted average number of common shares outstanding during the period.  Diluted EPS is calculated using the "if converted" method for common stock equivalents.  As of March 31, 2007 and 2006, there were no common stock equivalents outstanding.

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

 (K) Stock-Based Compensation

In December 2004 the FASB issued a revised Statement 123 “Accounting for Stock-Based Compensation” (“SFAS 123R”), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual fiscal period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs. The Company has not issued any stock options as of March 31, 2007.

 (L) Reclassifications

Certain amounts in the fiscal year 2006 financial statements have been reclassified to conform to the 2007 fiscal year presentation.

NOTE 3 PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 consisted of the following:

Communications equipment	$200,000
Office and computer equipment	61,457
Less accumulated depreciation	(15,625)

$245,832

Depreciation expense for the years ended March 31, 2007 and 2006 was $15,625 and $0, respectively.

NOTE 4 USE OF220 MHz LICENSES AND EQUIPMENT

On March 5, 2006, the Company agreed to purchase certain 220 MHz Federal Communications Commission (“FCC”) licenses and related hardware and software for the initial planned operation of such licenses in certain geographical areas of Florida, Illinois, Michigan and Texas from a third party owner of such assets.  As part of this transaction the Company agreed to pay 5,000,000 shares of Common Stock with a fair value of $5,000,000 based on a recent cash-offering price.

Due to certain security covenants placed on the selling of these licenses, the seller was unable to conclude the sale to the Company.

In July 2006 the Company then entered into a licensing agreement, for the use of all of the FCC licenses and the related equipment from the same third party.  This agreement would allow the Company to operate throughout the entire United States.  This licensing agreement was subject to FCC approval, which was obtained at the end of August 2006.  Upon further review of security covenants with its lenders the license holder was unable to conclude the licensing agreement with the Company.  The licensing application with the FCC was then terminated.

In September 2006, the Company executed a ten year Airtime Agreement for the exclusive use of minutes on all of the third party’s FCC licenses which replaced the prior Lease and Asset Purchase Agreements.  The Airtime Agreement allows the Company to use 500 Million minutes during the term of the agreement.  The agreement also requires a monthly user fee of $ 4,000 commencing in September, 2006.

On February 29, 2007 the Company acquired from BizCom U.S.A., Inc. (“Bizcom”) a non-exclusive licensing agreement to its wireless digital data intellectual property. This allows CX2 the right to use Bizcom’s proprietary technologies without restriction, including rights to further develop the existing technology or new technology which new development would be owned by the Company.   In addition, the Company bought from Bizcom all of its digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory includes all digital base stations and related equipment, at the Burr Ridge offices in Illinois. CX2 agreed to pay $600,000 cash and 1,500,000 shares of CX2’s common stock for the Intellectual Property rights, and $200,000 for the purchase of the digital base station equipment.

As of March 31, 2007

Airtime Agreement	$5,000,000
Technology License	$2,079,784
Total	$7,079,784
Less Accumulated Amortization	($291,498)
Impairment	($6,788,286)
Total	$ -

The Company amortizes these assets over the term of the agreements, which is ten years.  Amortization expense was $ 291,498 and $0 for the years ended March 31, 2007 and 2006, respectively.  Accumulated amortization totaled $ 291,498 and $0 at March 31, 2007 and 2006.  During the year ended March 31, 2007, the Company recognized a $6,788,286 loss on impairment.

NOTE 5 NOTES PAYABLE – RELATED PARTIES

Debt as of March 31, 2007 consists of the following:

Promissory note to a related party, payable in monthly installments of $25,000. Presented net of $20,216 of discount imputed interest calculated at 5% per annum. Unsecured.	$479,421
Note payable to a shareholder. The note is payable on demand with interest at 8% per annum. Unsecured	26,500
Total	505,921
Less: current portion of long term notes payable	324,128

Total	$181,793

NOTE 6 INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax expense for the years ended March 31, 2007 and 2006 is summarized as follows:

2007	Current	Deferred	Total
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-

2006
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-

Income tax expense for the years ended March 31, 2007 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% and state income tax at a rate of 5.5% to income before income tax benefit as a result of the following:

Expected income tax expense (benefit) from operations at	$ (2,972,884)
Permanente differences	-
Valuation allowance	2,972,884
Total	$ -

The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2007 and 2006 are as follows:

Deferred tax assets:	2007	2006
Net operating loss carryforward (benefit)	$ (2,980,191)	$ (7,307)
Total gross deferred tax assets	2,980,191	7,307
Less valuation allowance	(2,980,191)	(7,307)
Net deferred tax assets	$ -	$ -

The Company has a net operating loss carry forward of approximately $7,919,721 available to offset future taxable income through 2027. The valuation allowance at March 31, 2006 was $7,307. The net change in the valuation allowance for the year ended March 31, 2007 was an increase of $2,972,884.

NOTE 7 STOCKHOLDERS’ EQUITY

(A) Common Stock

All shares of common stock are identical with each other in every respect, and the holders thereof are entitled to one vote for each share of common stock upon all matters upon which the shareholders have the right to vote.

(B) Preferred Stock

The Company has 5,000,000 shares of $0.001 par value preferred stock authorized with such considerations as the Board of Directors may consider.

(C ) Private Placements of Common Stock

During 2006, the Company issued 71,000 shares of common stock for gross proceeds of $71,000.

During 2007, the Company issued 1,176,210 shares of common stock for gross proceeds of $ 1,176,210 and paid offering costs of $10,031.

(D) Stock Issued for License and Technology Agreements

During March 2006, the Company issued 5,000,000 shares of its common stock valued at a recent cash-offering price of $ 1.00 per share for an airtime agreement.   During February 2007, the Company issued 1,500,000 shares for a technology license valued at a recent cash-offering price of $ 1.00 per share.

NOTE 8 COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Obligations

On April 12, 2006, the Company entered into a 60-month operating lease for office space in Boynton Beach, Florida beginning June 1, 2006 for $4,459 per month, exclusive of recurring utility expenses.  Rent expense for the year ended March 31, 2007 was $59,237.

The Company also subleases an office location in Burr Ridge, Illinois for $ 3,000 per month.  The term of this sublease is six months and expires in June 2007.

The future operating lease commitments as of March 31, 2007 are as follows:

2008	$62,504
2009	53,504
2010	53,504
2011	53,504
2012	2,230

Total	$225,246

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

NOTE 9 RELATED PARTY TRANSACTIONS

In September 2006, the Company executed a ten-year Airtime Agreement for the exclusive use of minutes on an FCC license.  The Airtime Agreement allows the Company to use 500 million minutes during the term of the agreement.  The agreement also requires a monthly user fee of $4,000 commencing in September 2006.

During the year ended March 31, 2007, the Company purchased $ 232,500 of finished goods inventory from a related party at historical cost.

On February 29, 2007 the Company acquired from BizCom U.S.A., Inc. (“Bizcom”) a non-exclusive licensing agreement to its wireless digital data intellectual property. This allows CX2 the right to use Bizcom’s proprietary technologies without restriction, including rights to further develop the existing technology or new technology which new development would be owned by the Company.   In addition, the Company bought from Bizcom all of its digital base station and related equipment.

The Company agreed to pay $ 75,000 cash, issuance of a note payable of $ 525,000 and 1,500,000 shares of CX2’s common stock for the Intellectual Property rights, and $200,000 for the purchase of the digital base station equipment.

During the year ended March 31, 2007, a stockholder loaned the Company $ 26,500 for working capital.  The loan  bears interest at 8% per annum and is payable on demand.

NOTE 10 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has an accumulated deficit of $7,919,721 since inception and a negative cash flow from operations of $ 833,020 during the year ending March 31, 2007.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company was in the development stage from May 2002 until January 2007, at which time operations began.  The Company has incurred a loss from operations, and its present level of revenues is not sufficient to cover all the Company’s incurred expenses.   Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations.  Management’s plans in this regard are to complete its private placement and to further pursue its business plan relating to the operation and management of its 220 MHz digital wireless data communications services. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 – CONCENTRATION OF CREDIT RISKS

Customers

For the year ended March 31, 2007, one customer accounted for all of the Company's sales.  The Company purchases its radios primarily from one vendor, which accounted for all of the Company's product purchases. As such, the Company believes that it has a concentration of credit risk within its receivables because of the limited customer base.

Vendors

The Company relies on one license agreement for 100% of its network access.

NOTE 12 SUBSEQUENT EVENTS

Since March 31, 2007, the Company sold 5,000 shares of common stock for $ 5,000.

During May, 2007, Sam D. Hitner, sole Director and Officer of CX2 Technologies, Inc. resigned and appointed Adam Reiser as a Director of the Company.

A shareholder has advanced the Company $ 104,000 since March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2007

CX2 Technologies., Inc.

(Registrant)

By:  /s/ Adam Reiser

_______________________________________________

Adam Reiser, Chief Executive Officer, Principal Executive

and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007

3.2	Bylaws	Incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007

3.3	Amendment to Articles of Incorporation	Incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007

3.4	Amendment to Articles of Incorporation	Incorporated by reference, filed with the Company's Form 10-SB on January 11, 2007

10	220-222 MHz Air Time Agreement, dated March 6, 2006, between Bizcom U.S.A., Inc. and CX2 Technologies, Inc.	Incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007

10.1	Asset Purchase Agreement, dated March 5, 2006, between Bizcom U.S.A., Inc. and CX2 Technologies, Inc.	Incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007

10.2	Licensing Agreement, and Asset Sale dated February 26, 2007, between Bizcom U.S.A., Inc. and CX2 Technologies, Inc.	Incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007

10.3	First Amendment to 220-222 MHz Airtime Agreement dated March 19, 2007, between Bizcom U.S.A., Inc. and CX2 Technologies, Inc.	Filed herewith

10.4	Distributor Agreement with ESP Wireless Agreement dated June 4, 2006	Filed herewith

31	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer	Filed herewith

32	Section 1350 Certifications	Filed herewith