Form 10QSB
period 2007-06-30
CX2 Technologies, Inc.
filed 2007-12-14
CIK 1384929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ( ) No (X)

As of November 19, 2007 there were 17,777,210 shares of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes (  )  No (X )

CX2 TECHNOLOGIES, INC.

CX2 TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(For the Three Months Ended June 30, 2007 and the Year Ended March 31, 2007)

	June 30, 2007 (Unaudited)	March 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$ -	$ 13,714
Inventories, net	232,500	232,500
Prepaid expenses	-	9,000
Total Current Assets	232,500	255,214

Property and equipment, net	232,758	245,832
Other assets
Deposits	5,448	5,448
Total Other Assets	5,448	5,448
Total Assets	$ 470,706	$ 506,494

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts Payable	500	9,250
Accrued Expenses	132,352	78,076
Accrued Payroll	-	46,789
Deferred revenue	-	39,000
Note Payable – related parties	537,652	324,128
Total Current Liabilities	670,504	497,243

Long-term liabilities
Notes payable – related parties	118,311	181,793

Total liabilities	788,815	679,036

Commitments and contingencies	-	-

Stockholders’ deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 17,777,210 and 17,747,180 shares issued and outstanding respectively	17,777	17,747
Additional Paid in capital	7,759,402	7,729,432
Accumulated deficit	(8,095,288)	(7,919,721)
Total Stockholders’ deficiency	(318,109)	(172,542
Total Liabilities and Stockholders’ Deficiency	$ 470,706	$ 506,494

See accompanying notes to financial statements.

CX2 TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months Ended June 30, 2007 and 2006

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006

Revenue:	$ 39,000	$ -
Cost of sales	12,382	-
Gross Margin	26,618	-

Operating Expenses:
Selling, General and administrative	183,438	122,529
Depreciation & amortization	13,073	3,073
Total Operating Expenses	196,511	125,602

Loss From Operations	$ (169,893)	$ (125,602)

Other income (Expense)
Interest expense	(5,674)	(447)
Total Other Income (Expense)	(5,674)	(447)
Loss Before Provision for Income Taxes	(175,567)	(126,049)
Provision for income taxes	-	-

Net Loss	$ (175,567)	$ (126,049)
Net Loss Per Share Basic and Diluted	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding During the period – Basic and Diluted	17,750,960	15,254,716

See accompanying notes to financial statements.

CX2 TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended June 30, 2007 and 2006

	For The Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$ (175,567)	$ (126,049)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,073	3,073
Common stock issued in exchange for services	25,000	-
Changes in assets and liabilities:
(Increase) decrease in:
Inventories	-	(232,500)
Prepaid expenses	9,000	-

Increase (decrease) in:
Accounts payable and accrued liabilities	47,656	4,661
Accrued payroll	(46,789)	12,557
Deferred revenue	(39,000)	-

Net cash used in operating activities	(166,627)	(338,258)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	(5,448)
Acquisition of equipment	-	(400)
Net Cash Provided By (Used In) Investing Activities	-	(5,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related parties	237,284	76,600
Repayment of notes payable – related parties	(89,371)	-
Proceeds from issuance of common stock	5,000	258,430
Net Cash Provided By Financing Activities	152,913	335,030

NET INCREASE (DECREASE) IN CASH	(13,714)	(9,076)

CASH, BEGINNING OF PERIOD	13,714	10,267

CASH, END OF PERIOD	-	1,191
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued under terms of Airtime Agreement	$ 25,000	$ -

See accompanying notes to financial statements.

CX2 TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

AS OF JUNE 30, 2007

NOTE 1 – BASIS OF PRESENATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

NOTE 2– NATURE OF BUSINESS

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

NOTE 3– SUMMARY OF ACCOUNTING POLICIES

(A) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the

NOTE 3– SUMMARY OF ACCOUNTING POLICIES, continued

amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

NOTE 3– SUMMARY OF ACCOUNTING POLICIES, continued

(B) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less.  At June 30, 2007, Company had no cash equivalents.

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

(E) Intangible Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of April 1, 2005.  Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No. 142.  Certain of the Company's intangible assets which were acquired in March, 2006 are licensing agreements that will be amortized over the term of the ten year agreements.  The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.  If that pattern cannot be reliably determined, a straight-line amortization method shall be used.  The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows.  An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows.  As of March 31, 2007 the Company recognized an impairment loss of $6,788,286.

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

NOTE 3– SUMMARY OF ACCOUNTING POLICIES, continued

which consists of current liabilities approximate fair values due to the short-term maturities of such instruments.

 (I) Net Loss Per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated using the "if converted" method for common stock equivalents.  As of June 30, 2007 and 2006, there were no common stock equivalents outstanding.

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

In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs. The Company has not issued any stock options as of June 30, 2007.

(L) Reclassifications

Certain amounts in the fiscal year 2006 financial statements have been reclassified to conform to the 2007 fiscal year presentation.

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 consisted of the following:

Communications equipment	$200,000
Office and computer equipment	61,456
Less accumulated depreciation	(28,698)

$232,758

Depreciation expense for the three months ended June 30, 2007 was $13,073.

NOTE 5 - USE OF220 MHz LICENSES AND EQUIPMENT

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

In September 2006, the Company executed a ten year Airtime Agreement for the exclusive use of minutes on all of the third party’s FCC licenses which replaced the prior Lease and Asset Purchase Agreements.  The Airtime Agreement allows the Company to use 500 Million minutes during the term of the agreement.  The agreement also requires a monthly user fee of $ 4,000 commencing in September 2006.

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

NOTE 5 - USE OF220 MHz LICENSES AND EQUIPMENT, continued

As of June 30, 2007

Airtime Agreement	$5,000,000
Technology License	$2,079,784
Total	$7,079,784
Less Accumulated Amortization	($291,498)
Impairment	($6,788,286)
Total	$ -

During the year ended March 31, 2007, the Company recognized a $6,788,286 loss on impairment.

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Debt as of June 30, 2007 consists of the following:

Promissory note to a related party, payable in monthly installments of $25,000. Presented net of $20,216 of discount imputed interest calculated at 5% per annum. Unsecured.	$485,095
Note payable to a shareholder. The note is payable on demand with interest at 8% per annum. Unsecured	170,868
Total	655,963
Less: current portion of long term notes payable	537,652

Total	$181,311

NOTE 7 - STOCKHOLDERS’ EQUITY

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

(C ) Private Placements of Common Stock

During the three months ended June 30, 2007, the Company issued 5,000 shares of common stock for gross proceeds of $5,000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Obligations

On April 12, 2006, the Company entered into a 60-month operating lease for office space in Boynton Beach, Florida beginning June 1, 2006 for $4,459 per month, exclusive of recurring utility expenses.

The Company also subleases an office location in Burr Ridge, Illinois for $ 3,000 per month.  This sublease is on a month to month agreement with a vendor..

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

NOTE 9 - RELATED PARTY TRANSACTIONS

In September 2006, the Company executed a ten-year Airtime Agreement for the exclusive use of minutes on an FCC license.  The Airtime Agreement allows the Company to use 500 million minutes during the term of the agreement.  The agreement also requires a monthly user fee of $4,000 commencing in September 2006.

NOTE 10 - RELATED PARTY TRANSACTIONS, continued

The Company agreed to pay $ 75,000 cash, issuance of a note payable of $ 525,000 and 1,500,000 shares of CX2’s common stock for the Intellectual Property rights, and $200,000 for the purchase of the digital base station equipment.

During the three months ended June 30, 2007, a stockholder loaned the Company $ 144,368 for working capital.  The loan bears interest at 8% per annum and is payable on demand.

NOTE 11 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has an accumulated deficit of $8,095,288 since inception and a negative cash flow from operations of $ 166,627 during the three months ended June 30, 2007.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company was in the development stage from May 2002 until January 2007, at which time operations began.  The Company has incurred a loss from operations, and its present

NOTE 11 – GOING CONCERN, continued

level of revenues is not sufficient to cover all the Company’s incurred expenses.   Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations.  Management’s plans in this regard are to complete its private placement and to further pursue its business plan relating to the operation and management of its 220 MHz digital wireless data communications services. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 12 – CONCENTRATION OF CREDIT RISKS

Customers

For the period ended June 30, 2007, one customer accounted for all of the Company's sales.  The Company purchases its radios primarily from one vendor, which accounted for all of the Company's product purchases. As such, the Company believes that it has a concentration of credit risk within its receivables because of the limited customer base.

Vendors

The Company relies on one license agreement for 100% of its network access.

NOTE 13 - SUBSEQUENT EVENTS

A shareholder has advanced the Company $ 192,200 since June 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2007 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our Form 10-SB filed with Securities and Exchange Commission on November 19, 2007. Historical results may not be indicative of future performance.

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

Overview

CX2 Technologies, Inc (the “Company”) is engaged in the, operation and management of 220 MHz digital wireless data communications services.  In September 2006 the Company entered into a ten year Airtime Agreement with a third party for the exclusive use of minutes on 220 MHz Federal Communications Commission (“FCC”) licenses and the related equipment, including a nationwide 10 channel license,  This will allow the Company to operate throughout the entire United States and initially in the geographical areas of Florida, Illinois, Michigan, Texas and Nevada.  The Company may also seek to acquire the 220 MHz licenses and related equipment owned by such third party or from one or more other third parties.

The expectation in Michigan and Texas is based on perceived opportunities in the Oil/Gas sector of which there are no contracts imminent and no assurances can be made that such contracts are likely to be completed.  Opportunities in Illinois center on creating a subscriber base on the Company’s network in the greater Chicago area.  No assurances can be made that the Company will be successful in its attempts to increase the network’s subscriber base through its relationship with ESP Wireless.  Opportunities in Florida are based on the Company’s ability to identify and partner with suitable distribution channel(s) serving such geographic location.  Discussions are currently underway with a third party candidate, but no assurances can be made that such discussions will lead to a successful conclusion, or that if such discussions are successfully concluded, the third party will be successful in deploying and populating a new southeast Florida data network with subscribers.  A similar network plan is being developed for the greater Las Vegas, Nevada geographic region.  Discussions are in very early stages and the Company can make no assurances relative to the likelihood of successful conclusion.

The Company markets CX2 branded data technology and services for use by various commercial/industrial applications, the oil/gas industry, and the Homeland Security/Public Safety sector.  We believe that due to advances in 220 MHz technology and equipment and the lower costs generally associated with lower frequency band usage in comparison to cellular telephone and other wireless communications services, a broad spectrum of potential commercial and public safety/ emergency disaster relief end-users may find the Company's services advantageous and desirable, which could result in fee-based subscribership and/or high margin technology sales. The Company cannot assure, however, that it is correct in such a belief or that it will be successful in any of such efforts.

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

We have a severe working capital shortage, and must continue to seek and secure significant capital from outside funding sources, as cash flow from operations is insufficient to sustain our operations.  No assurances are given that we will be successful in obtaining such needed capital.  Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for less than one month.

If we receive little or no proceeds from our private placement, the Company will only be able to continue its current operations for approximately one (1) to three (3) months from the date of this Report, absent our receipt of funding from other sources. We have no other current financing sources in place and no assurances are given as to the availability of any financing, or if available, the terms thereof.  In the event we were to receive all of the capital being raised in our offering ($5,000,000), the Company believes, although no assurances are given, that such cash proceeds, together with funds anticipated from operations, will provide us with sufficient funds to meet our cash requirements for approximately twelve (12) months following the assumed receipt thereof, provided we do not seek to further accelerate our operational plans.  In such event, such time period may also be significantly reduced and we will require additional capital, the failure of which to obtain could materially adversely affect the Company and its business.

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

The Company has entered a 10-year Airtime Agreement with a third-party owner of various 220-222 MHz FCC Licenses, located throughout the United States, one of which is a nationwide 10-channel license. The Agreement provides for the exclusive use of 500 million minutes over the term of the Agreement.  Such Agreement was effected with the third-party for an aggregate purchase price valued at $5,000,000, consisting of 5,000,000 shares of the Company’s restricted Common Stock.

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues were $39,000 and $0 for the three months ended June 30 2007 and 2006, respectively. The Company continues to develop its network and anticipates adding subscribers in the second quarter of fiscal year 2009.

Cost of sales was $382 and $0 for the three months ended June 30, 2007 and 2006, respectively.

Depreciation and amortization expense was $13,073 for the three months ended June 30, 2007, compared to $3,073 for the three months ended June 30, 2006.

Selling, general and administration expenses were $183,438, for the three months ended June 30, 2007 compared to $122,529 for the three months ended June 30, 2006. Office salaries were $49,078, accounting fees totaled $22,582 and consulting expenses were $39,949 for the three months ended June 30, 2007. For the three months ended June 30, 2006, expenses related to corporate and filing fees.

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

We were in a working capital shortage at the quarter ended June 30, 2007, but are in the process of seeking to obtain additional working capital from outside funding sources, as currently cash flow from operations is insufficient to sustain our operations.  No assurances are given that we will be successful in obtaining additional capital.  Our inability to secure such additional capital will materially adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will not enable us to sustain current operations for more than twelve months from date of this Report.

At June 30, 2007, we had stockholder’s deficiency of $318,109, total assets of $470,706 and total current liabilities of $670,504. Since our inception, we have incurred losses of $8,095,288 and during the last three months, we used cash in operations of $166,627. Our operations and acquisitions have been funded by the sale of equity in private equity financing from accredited investors. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan.

Total assets at June 30, 2007 decreased by $35,788 from $506,494 at March 31, 2007 as a result of a decrease in prepaid expenses, property and equipment and cash. The increase in total liabilities at June 30, 2007 of $109,779 was largely due to accrued expenses of $54,276 and notes payable – related parties of $150,042.

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

(B) Intangible Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of April 1, 2005.  Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No. 142.  Certain of the Company's intangible assets which were acquired in March, 2006 are licensing agreements that will be amortized over the term of their agreements.  The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.  If that pattern cannot be reliably determined, a straight-line amortization method shall be used.  The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows.  An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows.  The Company recorded an impairment loss of approximately $6.7 million at March 31, 2007. Management reviews the value of our intangible assets quarterly,

(C) Revenue Recognition

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

There have been no changes in our internal controls over financial reporting during the quarter ending June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings. There has never been a bankruptcy or receivership proceeding.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ending June 30, 2007, we issued 5,000 shares of our common stock for an aggregate of $5,000 to accredited investors pursuant to Rule 506 under the Securities Act. On March 6, 2006 the Company commenced a private placement offering to sell 5,000,000 shares of common stock at an offer price of $1.00 per share for total maximum gross offering proceeds of $5,000,000 (the “Maximum Proceeds”).  The minimum subscription is $7,500 (7,500 shares), although the Company reserves the right, in its sole discretion, to accept subscriptions for a lesser amount. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending June 30, 2007 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Item 6. Exhibits.

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

Date: December 12, 2007

CX2 Technologies, Inc.

(Registrant)

By:  /s/ Adam Reiser

_______________________________________________

Adam Reiser , Chief Executive Officer, Principal Executive

Financial and Accounting Officer