Form 10QSB
period 2007-09-30
CX2 Technologies, Inc.
filed 2007-12-14
CIK 1384929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

 [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commissions file number 0-52396

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

Yes ( ) No (X)

As of November 19, 2007 there were 17,772,210 shares of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes (  )  No (X )

CX2 TECHNOLOGIES,, INC.

CX2 TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

As of September 30, 2007 and March 31, 2007

	September 30, 2007 (Unaudited)	March 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$ 1,471	$ 13,714
Inventories, net	232,500	232,500
Prepaid expenses	-	9,000
Total Current Assets	233,971	255,214

Property and equipment, net	219,685	245,832
Other assets
Deposits	5,448	5,448
Total Other Assets	5,448	5,448
Total assets	$ 459,104	$ 506,494

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	-	9,250
Accrued expenses	148,363	78,076
Accrued payroll	-	46,789
Deferred revenue	-	39,000
Note Payable – related parties	776,966	324,128
Total current liabilities	925,329	497,243

Long-term liabilities
Notes payable – related parties	-	181,793
Total Liabilities	925,329	679,036
COMMITMENTS AND CONTINGENCIES	-	-

Stockholders’ deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 17,777,210 and 17,747,180 shares issued and outstanding respectively	17,777	17,747
Additional Paid in capital	7,759,402	7,729,432
Accumulated deficit	(8,243,404)	(7,919,721)
Total stockholders’ deficiency	(466,225)	(172,542)
Total liabilities and Stockholders’ deficiency	$ 459,104	$ 506,494

See accompanying notes to financial statements

CX2 TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three and Six Months Ended September 30, 2007 and 2006

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Six Months Ended September 30, 2007	For the Six Months Ended September 30, 2006

Revenues:	$ -	$ -	$ 39,000	$ -
Cost of sales	-	-	12,382	-
Gross Margin	-	-	26,618	-

Operating Expenses:
Selling, General and administrative	130,236	142,041	313,673	264,570
Depreciation & amortization	13,073	44,740	26,146	47,813
Total Operating Expenses	143,309	186,781	339,819	312,383

Loss From Operations	(143,309)	(186,781)	(313,201)	(312,383)

Other income (Expense)
Interest expense	(4,808)	-	(10,482)	(447)
Total Other Income Expense	(4,808)	-	(10,482)	(447)
Provision for Income Taxes	-	-	-	-
Net Loss	$ (148,117)	$ (186,781)	$ (323,683)	$ (312,830)
Net Loss Per Share Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted-Average Number of Shares Outstanding during the period – Basic and Diluted	17,777,210	15,553,768	17,764,133	15,553,768

See accompanying notes to financial statements

CX2 TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended September 30, 2007 and 2006

	For The Six Months Ended September 30, 2007	For The Six Months Ended September 30, 2006
Cash flows from operating activities:
Net Loss	$ (323,683)	$ (312,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,146	47,813
Common stock issued in exchange for services	25,000	-
Changes in assets and liabilities:
(Increase) decrease in:
Inventories	-	(232,500)
Prepaid expenses	9,000	(139,300)
Increase (decrease) in:
Accounts payable and accrued liabilities	63,167	(242)
Accrued payroll	(46,789)	14,289
Deferred revenue	(39,000)	-
Net Cash used in Operating Activities	(286,159)	(622,770)
Cash flows from investing activities
Deposits	-	(5,448)
Acquisition of equipment	-	(400)
Net Cash Provided By (Used In) Investing Activities	-	(5,848

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – related party	506,288	38,827
Repayment of note payable – related party	(237,372)	-
Proceeds from issuance of common stock	5,000	580,930
Net Cash Provided By Financing Activities	273,916	619,757

Net increase (decrease) in cash	(12,243)	(8,861)

Cash, beginning of period	13,714	10,267
Cash, end of period	1,471	1,406
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued under terms of airtime agreement	25,000	-

See accompanying notes to financial statements

CX2 TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2007

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

NOTE 2 – NATURE OF BUSINESS

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

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

(A) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this did not have a material effect on the Company's future reported financial position or results of operations.

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

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES, continued

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

(B) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less.  At September 30, 2007, Company had $1,471 of cash and cash equivalents.

(C) Property and Equipment

Property and equipment, consisting of computer equipment, office furniture and equipment, is recorded at acquisition

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES, continued

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

(I) Net Loss Per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is calculated as income available to common stockholders divided by the

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES, continued

weighted average number of common shares outstanding during the period.  Diluted EPS is calculated using the "if converted" method for common stock equivalents.  As of September 30, 2007 and 2006 there were no common stock equivalents outstanding.

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

In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs. The Company has not issued any stock options as of September 30, 2007.

 (L) Reclassifications

Certain amounts in the fiscal year 2006 financial statements have been reclassified to conform to the 2007 fiscal year presentation.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 consisted of the following:

Communications equipment	$200,000
Office and computer equipment	61,456
Less accumulated depreciation	(41,771)

$219,685

Depreciation expense for the three and six months ended September 30, 2007 was $13,073 and $26,146, respectively.

NOTE 5 – USE OF 220 MHz LICENSES AND EQUIPMENT

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

As of September 30, 2007

Airtime Agreement	$5,000,000
Technology License	$2,079,784
Total	$7,079,784
Less Accumulated Amortization	($291,498)
Impairment	($6,788,286)
Total	$ -

NOTE 5 – USE OF220 MHz LICENSES AND EQUIPMENT, continued

During the year ended March 31, 2007, the Company recognized a $6,788,286 loss on impairment.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Debt as of September 30, 2007 consists of the following:

Promissory note to a related party, payable in monthly installments of $25,000. Presented net of $20,216 of discount imputed interest calculated at 5% per annum. Unsecured.	$428,898
Note payable to a shareholder. The note is payable on demand with interest at 8% per annum. Unsecured	344,068
Total	776,966
Less: current portion of long term notes payable	776,966

Total	$--

NOTE 7– STOCKHOLDERS’ EQUITY

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

(C ) Private Placements of Common Stock

During the six months ended September 30, 2007, the Company issued 5,000 shares of common stock for gross proceeds of $5,000.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Obligations

On April 12, 2006, the Company entered into a 60-month operating lease for office space in Boynton Beach, Florida beginning June 1, 2006 for $4,459 per month, exclusive of recurring utility expenses.

The Company also subleases an office location in Burr Ridge, Illinois for $ 3,000 per month.  This sublease is on a month-to-month agreement with a vendor.

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

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

NOTE 9 – RELATED PARTY TRANSACTIONS

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

During the six months ended September 30, 2007, a stockholder loaned the Company $ 329,916 for working capital.  The loan  bears interest at 8% per annum and is payable on demand.

During the six months ended September 30, 2007, the Company repaid notes payable to a related party of $ 61,000.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has an accumulated deficit of $8,243,404 since inception and a negative cash flow from operations of $ 286,159 during the six months ended September 30, 2007.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company was in the development stage from May 2002 until January 2007, at which time operations began.  The Company has incurred a loss from operations, and its present level of revenues is not sufficient to cover all the Company’s incurred expenses.   Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations.  Management’s plans in this regard are to complete its private placement and to further pursue its business plan relating to the operation and management of its 220 MHz digital wireless data communications services. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 – CONCENTRATION OF CREDIT RISKS

Customers

For the period ended September 30, 2007, one customer accounted for all of the Company's sales.  The Company purchases its radios primarily from one vendor, which accounted for all of the Company's product purchases. As such, the Company believes that it has a concentration of credit risk within its receivables because of the limited customer base.

Vendors

The Company relies on one license agreement for 100% of its network access.

NOTE 12 – SUBSEQUENT EVENT

A shareholder has advanced the Company $15,000 since September30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2007 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our Form 10-SB filed with Securities and Exchange Commission on January 11, 2007. Historical results may not be indicative of future performance.

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

Overview

CX2 Technologies, Inc (the “Company”) is engaged in the development, operation and management of 220 MHz digital wireless data communications services.  In September, 2006 the Company entered into a ten year Airtime Agreement with a third party for the exclusive use of minutes on 220 MHz Federal Communications Commission (“FCC”) licenses and the related equipment, including a nationwide 10 channel license,  This will allow the Company to operate throughout the entire United States and initially in the geographical areas of Florida, Illinois, Michigan, Texas and Nevada.  The Company may also seek to acquire the 220 MHz licenses and related equipment owned by such third party or from one or more other third parties.

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

If we receive little or no proceeds from our private placement the Company will only be able to continue its current operations for approximately one (1) to three (3) months from the date of this Report, absent our receipt of funding from other sources. We have no other current financing sources in place and no assurances are given as to the availability of any financing, or if available, the terms thereof.  In the event we were to receive all of the capital being raised in our offering ($5,000,000), the Company believes, although no assurances are given, that such cash proceeds, together with funds anticipated from operations, will provide us with sufficient funds to meet our cash requirements for approximately twelve (12) months following the assumed receipt thereof, provided we do not seek to further accelerate our operational plans.  In such event, such time period may also be significantly reduced and we will require additional capital, the failure of which to obtain could materially adversely affect the Company and its business.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

There were no revenues for the three months ended September 30, 2007 and 2006. The Company continues to develop its network and anticipates adding subscribers in the first quarter of fiscal year 2008.

There was no cost of sales for three months ended September 30, 2007 and 2006.

Depreciation and amortization expense was $13,073 and $44,740 for the three months ended September 30, 2007 and September 30, 2006, respectively.

Selling, general and administration expenses were $130,236, in the quarter ended September 30, 2007 compared to $142,041 in the quarter ended September 30, 2006.  Office salaries were $49,679, accounting fees totaled $10,000 and consulting expenses were $21,000 for the three months ended September 30, 2007. For the three months ended September 30, 2006 expenses related to corporate fees.

Due to the need to increase our networking and marketing efforts, we believe that we will have to continue increasing the number of our personnel over the next 6-12 months

Six Months Ended September 30, 2007 Compared to the Six Months Ended September 30, 2006

Revenues for the six months ended September 30, 2007 were $39,000; there were no revenues for the six months ended September 30, 2006. The Company continues to develop its network and anticipates adding subscribers in the first quarter of fiscal year 2009.

Cost of sales for the six months ended September 30, 2007 was $12,382. There was no cost of sales for six months ended September 30, 2006.

Depreciation and amortization expense was $26,146 for the six months ended September 30, 2007, compared to $47,813 for the six months ended September 30, 2006.

Selling, general and administration expenses were $313,673, for the six months ended September 30, 2007 compared to $264,570 for the six months ended September 30, 2006. Office salaries were $98,757, accounting fees totaled $32,582, and consulting expenses were $60,949 for the six months ended September 30, 2007. For the six months ended September 30, 2006, office salaries were $52,930, accounting fees totaled $44,000, and consulting expenses were $40,325.

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

At September 30, 2007, we had stockholder’s deficiency of $466,225, total assets of $459,104 and total current liabilities of $925,329. Since our inception, we have incurred losses of $8,243,404 and during the last six months, we used cash in operations of $286,159. Our operations and acquisitions have been funded by the sale of equity in private equity financing from accredited investors. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan.

Total assets at September 30, 2007 decreased by $47,390 from $506,494 at March 31, 2007 as a result of decrease in prepaid expenses, property and equipment, and cash.. The increase in total liabilities at September 30, 2007 of $246,293 was largely due to accrued expenses of $70,287 and notes payable – related parties $271,045.

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

There have been no changes in our internal controls over financial reporting during the quarter ending September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings. There has never been a bankruptcy or receivership proceeding.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ending September 30, 2007, we issued no shares of our common stock for to accredited investors pursuant to Rule 506 under the Securities Act. On March 6, 2006 the Company commenced a private placement offering to sell 5,000,000 shares of common stock at an offer price of $1.00 per share for total maximum gross offering proceeds of $5,000,000 (the “Maximum Proceeds”).  The minimum subscription is $7,500 (7,500 shares), although the Company reserves the right, in its sole discretion, to accept subscriptions for a lesser amount. Each of the certificates representing shares of common stock and warrants bear a restrictive legend restricting transferability under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending September 30, 2007 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Item 6. Exhibits.

All exhibits marked with an “*” were originally filed with the Company’s Form 10-SB on January 11, 2007

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
3.3*	Amendments to Articles of Incorporation 1
3.4*	Amendments to Articles of Incorporation 2
10*	CX2 Airtime Agreement
10.1*	Asset Purchase Agreement
10.2 Licensing Agreement & Asset Sale	Incorporated by reference, filed with the Company’s 10-QSB filed on December 14, 2007
31	Certifications
32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2007

CX2 Technologies, Inc.

(Registrant)

By:  /s/ Adam Reiser

_______________________________________________

Adam Reiser, Chief Executive Officer, Principal Executive

 Financial and Accounting Officer