Form 10QSB
period 2007-12-31
CX2 Technologies, Inc.
filed 2008-02-14
CIK 1384929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X )  No ( )

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ( ) No (X)

As of February 4, 2008 there were 17,772,210 shares of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes (  )  No (X )

#

CX2 TECHNOLOGIES, INC.

#

CX2 TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

As of December 31, 2007 and March 31, 2007

	December 31, 2007 (Unaudited)	March 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$ 4,963	$ 13,714
Inventories, net	232,500	232,500
Prepaid expenses	-	9,000
Total Current Assets	237,463	255,214

Property and equipment, net	206,613	245,832
Other assets
Deposits	5,448	5,448
Total Other Assets	5,448	5,448
Total Assets	$ 449,524	$ 506,494

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts Payable	-	9,250
Accrued Expenses	196,567	78,076
Accrued Payroll	-	46,789
Deferred revenue	-	39,000
Note Payable – related parties	907,765	324,128
Total Current Liabilities	1,104,332	497,243

Long-term liabilities
Notes payable – related parties	-	181,793

Total liabilities	1,104,332	679,036

Commitments and contingencies	-	-

Stockholders’ deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 17,777,210 and 17,747,180 shares issued and outstanding respectively	17,777	17,747
Additional Paid in capital	7,759,403	7,729,432
Accumulated deficit	(8,431,988)	(7,919,721)
Total Stockholders’ deficiency	(654,808)	(172,542
Total Liabilities and Stockholders’ Deficiency	$ 449,524	$ 506,494

See accompanying notes to financial statements.

#

CX2 TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three and Nine Months Ended December 31, 2007 and 2006

	For the Three Months Ended December 31, 2007	For the Three Months Ended December 31, 2006	For the Nine Months Ended December 31, 2007	For the Nine Months Ended December 31, 2006

Revenue:	$ -	$ -	$ 39,000	$ -
Cost of sales	743	-	25,125	-
Gross Margin	(743)	-	13,875	-

Operating Expenses:
Selling, General and administrative	160,235	103,365	461,909	367,936
Depreciation & amortization	13,073	128,073	39,218	175,885
Total Operating Expenses	173,308	231,438	501,127	543,821

Loss From Operations	$ (174,051)	$ (231,438)	$ (487,252)	$ (543,821)

Other income (Expense)
Interest expense	(14,533)	447	(25,015)	(10)
Total Other Income (Expense)	(14,533)	447	(25,015)	(10)
Loss Before Provision for Income Taxes	(188,584)	(231,001)	(512,267)	(543,831)
Provision for income taxes	-	-	-	-

Net Loss	$ (188,584)	$ (231,001)	$ (512,267)	$ (543,831)
Net Loss Per Share Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.04)

Weighted average number of shares outstanding During the period – Basic and Diluted	17,777,210	15,692,281	17,768,446	15,500,368

See accompanying notes to financial statements.

#

CX2 TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended December 31, 2007 and 2006

	For The Three Months Ended December 31, 2007	For the Nine Months Ended December 31, 2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$ (512,267)	$ (543,831)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	39,218	175,885
Common stock issued in exchange for services	25,000	-
Changes in assets and liabilities:
(Increase) decrease in:
Inventories	-	(232,500)
Prepaid expenses	9,000	(117,300)

Increase (decrease) in:
Accounts payable and accrued liabilities	117,459	34,982
Accrued payroll	(46,789)	33,613
Deferred revenue	(39,000)	-

Net cash used in operating activities	(407,379)	(649,151)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	(5,448)
Acquisition of equipment	-	(400)
Net Cash Provided By (Used In) Investing Activities	-	(5,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related parties	512,828	136,837
Repayment of notes payable – related parties	(119,200)	(112,600)
Proceeds from issuance of common stock	5,000	624,180
Net Cash Provided By Financing Activities	398,628	648,417

NET INCREASE (DECREASE) IN CASH	(8,751)	(6,582)

CASH, BEGINNING OF PERIOD	13,714	10,267

CASH, END OF PERIOD	4,963	3,685
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued under terms of Airtime Agreement	$ 25,000	$ -

See accompanying notes to financial statements.

#

CX2 TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2007

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

NOTE 2 – NATURE OF BUSINESS

CX2 Technologies, Inc. (hereinafter the “Company") was incorporated on May 21, 2002 as Brookview Institute, Inc., under the laws of the State of Nevada.  On November 16, 2005 the Company changed its name to CX2 Technology, Inc.  On December 6, 2005, the Company filed a certificate of correction to change the name to CX2 Technologies, Inc.  On May 10, 2006, the Company domesticated to the State of Florida.  Its fiscal year end is March 31.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

(B) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less.  At December 31, 2007, Company had $4,963 of cash and cash equivalents.

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

(E) Intangible Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of April 1, 2005.  Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No. 142.  Certain of the Company's intangible assets which were acquired in March 2006 are licensing agreements that will be amortized over the term of the ten year agreements.  The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.  If that pattern cannot be reliably determined, a straight-line amortization method shall be used.  The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows.  An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows.  As of March 31, 2007 the Company recognized an impairment loss of $6,788,286.

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

(H) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying values of the Company’s financial instruments, which consist of current liabilities, approximate fair values due to the short-term maturities of such instruments.

(I) Net Loss Per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated using the "if converted" method for common stock equivalents.  As of December 31, 2007 and 2006 there were no common stock equivalents outstanding.

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

In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs. The Company has not issued any stock options as of December 31, 2007.

 (L) Reclassifications

Certain amounts in the fiscal year 2007 financial statements have been reclassified to conform to the 2008 fiscal year presentation.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 consisted of the following:

Communications equipment	$200,000
Office and computer equipment	61,456
Less accumulated depreciation	(54,843)

$206,613

Depreciation expense for the three and nine months ended December 31, 2007 was $13,073 and $39,218, respectively.

NOTE 5 – USE OF 220 MHz LICENSES AND EQUIPMENT

On March 5, 2006, the Company agreed to purchase certain 220 MHz FCC licenses and related hardware and software for the initial planned operation of such licenses in certain geographical areas of Florida, Illinois, Michigan and Texas from a third party owner of such assets.  As part of this transaction the Company agreed to issue 5,000,000 shares of Common Stock with a fair value of $5,000,000 based on a recent cash offering price.

Due to certain security covenants placed on the selling of these licenses, the seller was unable to conclude the sale to the Company.

In July 2006 the Company then entered into a licensing agreement for the use of all of the FCC licenses and the related equipment from the same third party.  This agreement would have allowed the Company to operate throughout the entire United States.  This licensing agreement was subject to FCC approval, which was obtained at the end of August 2006.  Upon further review of security covenants with its lenders, the license holder was unable to conclude the licensing agreement with the Company.  The licensing application with the FCC was then terminated.

In September 2006, the Company executed a ten year Airtime Agreement for the exclusive use of minutes on all of the third party’s FCC licenses, which replaced the prior agreements.  The Airtime Agreement allows the Company to use 500 million minutes during the term of the agreement.  The agreement also requires a monthly user fee of $ 4,000 commencing in September 2006.

On February 29, 2007 the Company acquired from BizCom U.S.A., Inc. (“Bizcom”) a non-exclusive licensing agreement to its wireless digital data intellectual property. This gives CX2 the right to use Bizcom’s proprietary technologies without restriction, including rights to further develop the existing technology or new technology which new development would be owned by the Company.   In addition, the Company bought from Bizcom all of its digital base station equipment and associated assets both deployed on Bizcom’s Chicago network and in inventory. The inventory includes all digital base stations, RRM boards and connective cabling, combiners, racks, antennas, maintenance equipment, lab equipment and office equipment at Bizcom’s Burr Ridge offices in Illinois. CX2 agreed to pay $600,000 cash and issue 1,500,000 shares of CX2’s common stock for the intellectual property rights, and pay $200,000 in cash for the purchase of the digital base station equipment.

As of December 31, 2007

Airtime Agreement	$5,000,000
Technology License	$2,079,784
Total	$7,079,784
Less Accumulated Amortization	($291,498)
Impairment	($6,788,286)
$ -

During the year ended March 31, 2007, the Company recognized a $6,788,286 loss on impairment.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Debt as of December 31, 2007 consists of the following:

Promissory note to a related party, payable in monthly installments of $25,000. Interest calculated at 5% per annum.	$370,697
Unsecured Note payable to a shareholder. Note payable to a shareholder. The note is payable on demand with interest at 8% per annum.	537,068
Total	907,765
Less: current portion of long term notes payable	907,765

NOTE 7– STOCKHOLDERS’ EQUITY

(A) Common Stock

All shares of common stock are identical with each other in every respect, and the holders thereof are entitled to one vote for each share of common stock upon all matters upon which the shareholders have the right to vote.

(B) Preferred Stock

The Company has 5,000,000 shares of $0.001 par value preferred stock authorized with such rights as the Board of Directors may establish.

(C ) Private Placements of Common Stock

During the nine months ended December 31, 2007, the Company issued 5,000 shares of common stock for gross proceeds of $5,000.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Obligations

On April 12, 2006, the Company entered into a 60-month operating lease for office space in Boynton Beach, Florida beginning June 1, 2006 for $4,459 per month, exclusive of recurring utility expenses.

The Company also subleases an office location in Burr Ridge, Illinois for $ 3,000 per month.  This sublease is on a month to month agreement with a vendor.

 (B) Distributor Agreement

On June 4, 2006 the Company entered into a distributor agreement with ESP Wireless (“ESP”) a dealer and distributor of wireless services and products in the greater Chicago metropolitan area to market the Company’s products and services.  Under the agreement, which can be extended through 2011, ESP will be entitled to a commission per subscriber signed to a minimum 1 year CX2 airtime services contract, for Automatic Vehicle Location, using the FleetTracer product.

For each 1,000 subscribers loaded onto our network within the term of the agreement, ESP will receive the following number of shares of common stock of the Company:

First 1,000	15,000
Second 1,000	30,000
Third 1,000	60,000
Fourth 1,000	120,000
Fifth 1,000	240,000
Total	465,000

The Company will also pay ESP $5,000 per month as a consulting fee for managing the dealer network. There have been no stock issuances or payments as of December 31, 2007.

NOTE 9 – RELATED PARTY TRANSACTIONS

In September 2006, the Company executed a ten-year Airtime Agreement with Bizcom for the exclusive use of minutes on an FCC license.  The Airtime Agreement allows the Company to use 500 million minutes during the term of the agreement.  The agreement also requires a monthly user fee of $4,000 commencing in September 2006.

Under this Agreement, the Company agreed to pay $ 75,000 cash, issue a note payable of $ 525,000 and issue 1,500,000 shares of CX2’s common stock for the intellectual property rights, and pay $200,000 cash for the purchase of the digital base station equipment.

During the nine months ended December 31.  2007, a stockholder loaned the Company $ 510,568 for working capital.  The loan bears interest at 8% per annum and is payable on demand.  This note is convertible, at the option of the holder, into common stock of the company based on a conversion price of $.025 per share.

During the nine months ended December 31, 2007, the Company repaid notes payable to a related party of $ 119,200.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has an accumulated deficit of $8,431,988 since inception and a negative cash flow from operations of $ 407,379 during the nine months ended December 31, 2007.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company was in the development stage from May 2002 until January 2007, at which time operations began.  The Company has incurred a loss from operations, and its present level of revenues is not sufficient to cover all the Company’s incurred expenses.   Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations.  Management’s plans in this regard are to complete its private placement of up to $5,000,000 and to further pursue its business plan relating to the development, operation and management of its 220 MHz digital wireless data communications services. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 – CONCENTRATION OF CREDIT RISKS

Customers

For the nine months ended December 31, 2007, one customer accounted for all of the Company's sales.  The Company purchases its radios primarily from one vendor, which accounted for all of the Company's product purchases during that period. As such, the Company believes that it has a concentration of credit risk within its receivables because of the limited customer base.

Vendors

The Company relies on one license agreement for 100% of its network access.

NOTE 12 – SUBSEQUENT EVENT

A shareholder has advanced the Company $35,500 since December 31, 2007.

On February 8, 2008, the Company was served with an eviction notice for its leased office space located at 2240 Woolbright Road, Suite 317, Boynton Beach, Florida, due to the Company’s default under its lease for the space.  Following the eviction, management is seeking to lease alternate space and believes it is available.

#

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended December 31, 2007 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our Form 10-KSB for the fiscal year ended March 31, 2007. Historical results may not be indicative of future performance.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-QSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions.  All statements other than statements of historical fact are statements that could be deemed forward-looking  statements, including any statements of the plans, strategies and objectives of management for future operations;  any statements concerning proposed new developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” below and in the “Risk Factors” section of our Form 10-KSB for the fiscal year ended March 31, 2007 that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that  the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

CX2 Technologies, Inc. is engaged in the operation and management of 220 MHz digital wireless data communications services.  In September 2006 the Company entered into a ten year Airtime Agreement with Bizcom for the exclusive use of minutes on 220 MHz FCC licenses and the related equipment, including a nationwide 10 channel license.  This will allow the Company to operate throughout the entire United States and initially the Company plans to operate in the geographical areas of Florida, Illinois, Michigan, Texas and Nevada.  The Agreement provides for the exclusive use of 500 million minutes over the term of the Agreement.  The Agreement was effected with the third-party for an aggregate purchase price valued at $5,000,000, consisting of 5,000,000 shares of the Company’s restricted Common Stock. The Company may also seek to acquire the 220 MHz licenses and related equipment owned by Bizcom or from one or more third parties.

The expectation of commencing operations initially in Michigan and Texas is based on perceived opportunities in the oil/gas sector of which there are no contracts under negotiation and no assurances can be made that contracts will ever be obtained.  Opportunities in Illinois center on creating a subscriber base on the Company’s network in the greater Chicago area.  No assurances can be made that the Company will be successful in its attempts to increase its network’s subscriber base through its relationship with ESP Wireless, which as of December 31, 2007 had not resulted in any additional subscribers.  Opportunities in Florida are based on the Company’s ability to identify and partner with suitable distribution channel(s) serving such geographic location.  Discussions are currently underway with a third party candidate, but no assurances can be made that such discussions will lead to a successful conclusion, or that if such discussions are successfully concluded, the third party will be successful in deploying and populating a new southeast Florida data network with subscribers.  A similar network plan is being developed for the greater Las Vegas, Nevada geographic region.  Discussions are in very early stages and the Company can make no assurances relative to the likelihood of successful conclusion.

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

We intend to grow primarily by (i) marketing to and obtaining subscribers in the commercial and public safety/emergency disaster relief sectors to utilize the data communication services offered and intended to be offered on our initial network, and expected or planned network deployments, thereby realizing fee-based subscriber revenues; and (ii) establishing and then expanding our service or coverage area and thereby our subscriber base by purchasing select assets from other 220 MHz network owners, including 220 MHz licenses and related equipment or by building network infrastructure in targeted markets. Development involves substantial risks, further enumerated herein, including the risk: (a) that we will not be able to  fully utilize the licenses underlying the Airtime Agreement necessary to develop any meaningful operations; (b) that development costs will exceed budgeted or contracted amounts; (c) that our marketing efforts to obtain subscribers to our data networks will not proceed as rapidly as anticipated or otherwise be successful; (d) that our data networks will not achieve desired revenue or profitability levels; (e) that substantial additional financing beyond the proceeds sought under our existing private placement, which  will be necessary, might not be available or if available, might not be on favorable terms; (f) of changes in applicable laws, rules, regulations and interpretations which may adversely effect our business and operations; (g) that we  may not be able to purchase desired select assets to expand our coverage area due to competition, financial or other considerations or otherwise successfully manage or integrate such asset purchases with our then operations; (h) of competition from other 220 MHz network operators as well as other providers of wireless communication services, many of the latter of whom have substantially greater financial and other resources than the Company; (i) the Company may not for whatever reason(s) be successful in its marketing efforts to the homeland security/public safety sector; and (j) of technology changes within the wireless communication industry and our potential inability  to adopt such changes to our product and service offerings if so desired by prospective or then current subscribers either due to technology constraints which may be inherent to 220 MHz band services, financial constraints, or otherwise. There can be no assurances that we will be successful in executing our business plan.

We have a severe working capital shortage, and must continue to seek and secure significant capital from outside funding sources as our cash flow from operations is insufficient to sustain our operations.  No assurances can be given that we will be successful in obtaining such needed capital.  Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for less than one month from the date of this filing.

We have no financing sources in place other than our private placement and historically we have primarily relied upon loans from one of our stockholders for funds required for our operations.  This stockholder is under no obligation to continue providing funds to the Company.  If we receive little or no proceeds from our private placement and this stockholder does not provide loans in the future, the Company will only be able to continue its current operations for approximately one (1) month from the date of this Report, absent our receipt of funding from other sources. We have no other current financing sources in place and no assurances are given as to the availability of any financing, or if available, the terms thereof.  In the event we were to receive all of the capital being raised in our private offering ($5,000,000), the Company believes, although no assurances are given, that such cash proceeds, together with funds anticipated from operations, will provide us with sufficient funds to meet our cash requirements for approximately twelve (12) months following the assumed receipt thereof, provided we do not seek to further accelerate our operational plans.  In such event, such time period may also be significantly reduced and we will require additional capital, the failure of which to obtain could materially adversely affect the Company and its business.

We anticipate that even in the event we receive all of the capital being raised in our private placement, such proceeds will not necessarily assure our success or profitability in view of, among other factors, our limited operating history in this business, the uncertainties associated with marketing emerging technologies, and the capital intensive nature of the wireless data and voice industry. We anticipate that profits, if any, will be derived from our success in obtaining subscribers to the network we have and may later develop, of which no assurances are given.  We are subject to all the substantial risks inherent in the development of a business enterprise within a sector of the wireless data and voice industry that has itself generated only limited revenues to date industry wide.  Accordingly, no assurances can be given that our business will ever be successful or that we will ever be or remain profitable.

Results of Operations

Three Months Ended December 31. 2007 Compared to the Three Months Ended December 31, 2006

There were no revenues for the three months ended December 31, 2007 and 2006. The Company continues to develop its network and anticipates adding subscribers in the third quarter of fiscal year 2009.

Cost of sales was $743 for the three months ended December 31, 2007, and consisted of parts and service.  There was no cost of sales for the three months ended December 31, 2006 as the Company did not engage in sales during this time period.

Depreciation and amortization expense was $13,073 and $128,073 for the three months ended December 31, 2007 and December 31, 2006, respectively.

Selling, general and administration expenses were $160,235 in the three months ended December 31, 2007 compared to $103,365 in the three months ended December 31, 2006.  Office salaries were $49,700, accounting fees totaled $22,453 and consulting expenses were $21,000 for the three months ended December 31, 2007. Office salaries were $27,190, accounting fees totaled $7,806 and consulting expenses were $30,180 for the three months ended December 31, 2006.

Due to the need to increase our networking and marketing efforts, we believe that we will have to continue increasing the number of our personnel over the next 6-12 months.

Nine Months Ended December 31, 2007 Compared to the Nine Months Ended December 31, 2006

Revenues for the nine months ended December 31, 2007 were $39,000.  There were no revenues for the nine months ended December 31, 2006. The Company continues to develop its network and anticipates adding subscribers in the third quarter of fiscal year 2009.

Cost of sales for the nine months ended December 31, 2007 was $25,125. There was no cost of sales for nine months ended December 31, 2006.

Depreciation and amortization expense was $39,218 for the nine months ended December 31, 2007, compared to $175,885 for the nine months ended December 31, 2006.

Selling, general and administration expenses were $461,909, for the nine months ended December 31, 2007 compared to $367,936 for the nine months ended December 31, 2006. Office salaries were $148,457, accounting fees totaled $55,035, and consulting expenses were $81,949 for the nine months ended December 31, 2007. For the nine months ended December 31, 2006, office salaries were $80,120, accounting fees totaled $55,000 and consulting expenses were $135,040.

Liquidity and Capital Resources

Our financial statements appearing elsewhere in this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. To the extent that we are unable to obtain additional working capital from operations and/or other sources as required or otherwise desired, our financial condition will be materially affected and we may be forced to curtail our operations.

We were in a severe working capital shortage at the fiscal year end, and currently cash flow from operations is insufficient to sustain our operations.  No assurances are given that we will be successful in obtaining additional needed capital.  Our inability to secure such additional capital will materially adversely affect the Company and its operations. We believe our current cash position will not enable us to sustain current operations for more than one month from the filing date of this Report.

At December 31, 2007, we had stockholder’s deficiency of $654,808, total assets of $449,524 and total current liabilities of $1,104,332. Since our inception, we have incurred losses of $8,431,988 and during the nine months ended December 31, 2007, we used cash in operations of $407,379. Our operations and acquisitions have been funded by the sale of equity in private equity financing from accredited investors. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities other than our ongoing private placement.

Total assets at December 31, 2007 decreased by $56,970 from $506,494 at March 31, 2007 as a result of a decrease in prepaid expenses, property and equipment, and cash. The increase in total liabilities at December 31, 2007 of $425,296 was largely due to accrued expenses of $62,452 and notes payable – related parties $401,844.

In the event that the stockholder who has been funding our operations recently through providing loans were to cease providing these funds in the future, and in the event we were to receive little or no additional proceeds from our private placement, it will significantly restrict and possibly cause us to cease our operations which would have a substantial adverse effect on the Company and shareholders.

We do not currently anticipate any material capital expenditures for our existing operations.  We do not currently anticipate purchasing, leasing or selling any plant or significant equipment during approximately the next twelve (12) months. To the extent that we engage in such acquisitions, we plan to utilize shares of the Company’s common stock for such purposes if possible, and may assume certain obligations and debt in such transactions.  Such common stock issuances, as well as any common stock issuances for cash to the extent affected, will have the effect of creating further shareholder dilution.

We do not believe that inflation has had a material effect on our results of operations. However, there can be no assurances that our business will not be affected by inflation in the future.

We have no off balance sheet arrangements.

Critical Accounting Policies and Estimates

Note 3 of the Notes to the Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our financial statements.  We consider the following accounting policies and methods to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment or the use of estimates.  In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

(A) Inventory

Inventory consists of communication devices which are valued at the lower of cost or market with cost being determined on a first-in, first-out basis.  The inventory consisted exclusively of finished units purchased from a related party from whom the Company acquired its FCC sub-licenses.

(B) Intangible Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of April 1, 2005.  Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No. 142.  Certain of the Company's intangible assets which were acquired in March 2006 are licensing agreements that will be amortized over the term of the ten year agreements.  The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.  If that pattern cannot be reliably determined, a straight-line amortization method shall be used.  The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows.  An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows.  Management reviews the value of our intangible assets quarterly.

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

Risk Factors

You should consider the following discussion of risks as well as other information regarding our operations. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. For a more detailed discussion of the risks facing us, you should review the "Risk Factors" sections contained in our Form 10-KSB for the fiscal year ended March 31, 2007.

The Company does not have sufficient capital for operations, and a failure to obtain additional financing within one month from the filing date of this Report may preclude its ability to stay in business

The Company has historically lost money and expects its losses will continue in the future

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

The Company’s ability to achieve profitable operations is directly tied to the Company’s ability to attract and retain customers

The Company has limited operating experience within the 220 MHz wireless industries

We cannot assure our success in our planned business operations

The Company could fail to attract or retain key personnel, which could hamper its ability to generate income

The Company may enter into option agreements to acquire select assets of other 220 MHz system owners/operators, which may include 220 MHz licenses, and with options the Company is subject to continued control of the assets by the owner/operators

The Company relies exclusively on a single party to provide the Company with the ten-year airtime minutes required for its product

We are subject to a number of risks associated with our development plans

Broad based market acceptance of our products is uncertain as there is limited operating history for our industry

We are subject to FCC regulations

We are subject to substantial competition

The Company’s common stock is a "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements

The Company does not intend to pay any dividends

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive and financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on the evaluation and subject to the limitations noted below, such person concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report, were effective to provide reasonable assurance that the information required to be disclosed by the Company in periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

There have been no changes in our internal controls over financial reporting during the quarter ending December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No.	Description
31	Certifications
32	Section 1350 Certifications

(b)

Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2008

CX2 Technologies, Inc.

(Registrant)

By:  /s/ Adam Reiser

________________________________________

Adam Reiser, Chief Executive Officer, Principal Executive

 Financial and Accounting Officer