Form 10KSB
period 2008-03-31
CX2 Technologies, Inc.
filed 2008-08-01
CIK 1384929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______ Commission file number 0-52396

CX2 TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Florida	20-2889663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Airport Road, Suite 410B, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (561) 347-9235

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for its most recent fiscal year were $81,150.

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 23, 2008 (based on the closing price of the registrant's common stock on the OTCBB on July 23, 2008) was approximately $691,716.

At July 31, 2008, there were 23,057,210 outstanding shares of CX2 Technologies, Inc. Common Stock, $0.001 par value.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Historical Overview

CX2 Technologies, Inc. (the "Company") (formerly Brookview Institute, Inc.) was incorporated on May 21, 2002 in Nevada. It was formed to develop and engage in operations and management of digital wireless data communications services of 220 MHz digital wireless data communications.

On November 16, 2005, the Company changed its name to CX2 Technology, Inc. (later modified to "CX2 Technologies, Inc.") and increased the Company's authorized capital to 200,000,000 common shares (par value $.001) and 5,000,000 preferred shares (par value $.001).

On March 6, 2006 (and subsequently revised on September 27, 2006), the Company circulated a private placement memorandum ("PPM") to sell 5,000,000 shares of common stock at an offer price of $1.00 per share for total maximum gross offering proceeds of $5,000,000 (the "Maximum Proceeds"). Approximately $1.2 million was ultimately raised under the terms of the PPM before it was terminated.

On March 5, 2006 the Company entered into an Asset Agreement with BizCom U.S.A., Inc. ("Bizcom"), for the purchase of certain of its 220 MHz Phase 2 Federal Communications Commission ("FCC") licenses and related equipment. The initial planned operation of such licenses was expected at that time to be in certain geographical areas of Florida, Illinois, Michigan and Texas.

On July 1, 2006, the Company entered into a licensing agreement with Bizcom for the use of all the FCC licenses and related equipment. This agreement would have allowed the Company to operate throughout the United States. This licensing agreement was subject to FCC approval, which was obtained at the end of August 2006. On further review of security covenants with its lenders, the license holder was unable to honor the licensing agreement with the Company. The licensing application with the FCC was then terminated.

In September 2006, the Company finalized and executed a ten year Airtime Agreement for the exclusive use of minutes on all of Bizcom's FCC licenses which replaced the prior licensing and asset purchase agreements. The Airtime Agreement allowed the Company to use 500 million minutes during the term of the agreement. The agreement required a monthly user fee of $ 4,000 commencing in September 2006.

On February 29, 2007 the Company acquired from Bizcom a non-exclusive licensing agreement to its wireless digital data intellectual property. This gave CX2 the right to use Bizcom's proprietary technologies without restriction, including rights to further develop the existing technology or new technology. In addition, the Company bought from Bizcom all of its digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory included all digital base stations and related equipment at the Burr Ridge offices in Illinois. CX2 agreed to pay $600,000 cash and issue 1,500,000 shares of CX2's common stock for the intellectual property rights, and pay $200,000 cash for the purchase of the digital base station equipment. On March 19, 2007, the Company and Bizcom entered into a First Amendment to 220-222 MHz Air Time Agreement, which modified the scope of the Airtime Agreement to more accurately reflect the licenses owned and operated by Bizcom.

On January 28, 2008, the Company entered into a Consulting Agreement with GEOCommand, Inc., a developer of Homeland Security software for emergency responders. Under the agreement, CX2 and GEOCommand have agreed to mutually design and develop software that uses the CX2 wireless, IP-based narrowband network and CX2 data modems to integrate weather, radiation, chemical, and biological sensor data with the GEOCommand Dynamic Server™ technology. GEOCommand will also provide other services, including assistance with regulatory filings, marketing and sales services, as part of the Agreement, and will be compensated $10,000 per month in the first three months (to be paid in months 13-15), $15,000 per month in months 4 through 6, and $25,000 per month for months 7 through 12 of the Agreement's term, in addition to performance based equity compensation to be negotiated between the parties. The Agreement's term began on January 25, 2008 and will continue until terminated by either party upon 15 days prior written notice.

On February 29, 2008, Adam Reiser, sole director, President and CEO of CX2 Technologies, Inc. resigned from all positions held with the Company, including resigning from Board service. The Company entered into a settlement agreement with Mr. Reiser and related parties in exchange for the cancellation of 10 million shares, among other matters. There was no disagreement, as defined in 17 CFR 240.3b-7, between the Registrant and Mr. Reiser at the time of Mr. Reiser's resignation from the Board of Directors. On February 29, 2008, the Company appointed Michael Rand as President, CEO and a director to replace Mr. Reiser.

On March 18, 2008, the Company along with GEOCommand and other members of the Coalition for Integrated Data Emergency Response Solutions (CIDERS) co-sponsored a conference on the Public Safety Interoperable Communication (PSIC) Grant program for Public Safety organizations in the State of Massachusetts. Several dozen fire chiefs from the State of Massachusetts attended along with Congressman Jim McGovern (Worcester) and Julliette Kayyam, Massachusetts's First Undersecretary for Homeland Security. The members of CIDERS are companies who are pooling their expertise to design and develop interoperable data communication systems.

On March 24, 2008, the Company entered into an Agreement with ESP Wireless Technology Group, Inc. whereby CX2 agreed to make a one time payment of $9,787 in exchange for access to the Sears Tower network site and static IP address used to control the CX2 transmitter located at the Sears Tower. In addition, CX2 will pay ESP a monthly payment of $939 for site rent at Sears Tower and the static IP address. Both companies will split recurring revenues from the sales of CX2 data modems.

On June 2, 2008, and effective as of March 31, 2008, the Company entered into a settlement agreement with Halody Consulting and its President Peter Kirschner, whereby Halody resigned from its position as a consultant with the Company. Among other terms, Halody agreed to forgive $440,568 due under debentures previously issued by the Company and the $27,142 in accrued interest due thereunder.

Business of the Issuer

The Company is engaged in the operation and sale of 220 MHz digital wireless data communications technologies in both the commercial and public safety/emergency disaster relief sectors.

The Company is marketing CX2 branded data technology and services for use by various commercial/industrial applications and the Homeland Security/Public Safety sector. Management believes that due to advances in 220 MHz technology and equipment along with the integration with the GEOCommand ™ software products and the lower costs generally associated with lower frequency band usage in comparison to cellular telephone and other wireless communications services, a broad spectrum of potential commercial and public safety/ emergency disaster relief end-users may find the Company's technology desirable but there can be no assurance that this will occur.

Further, the Company believes it may be able to acquire additional select assets, including 220 MHz FCC licenses and related equipment for purposes of expanding its service capabilities.

Development of the 220 MHz Radio Market

In 1988, due in part by a request from United Parcel Service, the FCC reallocated the 220 MHz-222 MHz part of the radio spectrum band for commercial use. Since this was a small frequency band and the FCC was promoting bandwidth efficiency, this band was regulated into very narrow channels spaced only 5 kHz apart. In other commercial bands, the narrowest bandwidths used are 12.5 kHz up to 30 kHz. As a result, new radio designs were necessary which needed digital signal processors ("DSPs") to help achieve the efficiency needed to work at this smaller bandwidth. DSPs also made it easier to adapt the radios for sending and receiving data signals.

Due to the need for new radio designs and various regulatory delays, 220 MHz industry developments progressed slowly. Digital technology increased the efficiency of existing 800 and 900 MHz networks and decreased the interest in developing products to utilize the 220 MHz spectrum. Today, 220 MHz channels are largely unused over much of the United States. However, the 220 MHz spectrum is potentially attractive for data transmission because the spectrum has little interference as a result of underutilization. The significantly larger coverage footprint in the 220 MHz band as compared to cellular technologies and resultant lower cost of infrastructure brings additional benefit and sustainable competitive advantage.

220 MHz networks use a collection of base stations deployed over a geographic region. A base station is typically deployed on top of tall buildings or on communication transmission towers and can extend the range of the terminal units as much as 30 or 40 miles from their base site depending on the location. This large coverage area or range means that a single base station can cover a large geographic area at very low infrastructure cost. Many telemetry applications require a low operating cost structure. By combining 220 MHz propagation characteristics, range and low infrastructure cost, management believes that use of the 220 MHz Spectrum will prove much more cost effective than competing services such as cellular.

The Company believes that it will have a competitive advantage over other network operators offering telemetry, data devices and services because the data technology CX2 will utilize has a patented, proprietary design. The third party patented data technology uses a data transmission protocol specifically designed for the efficient servicing of thousands of endpoint users.  The Company has access to personnel and strategic partners with experience in interfacing telemetry into our wireless systems.

Developments in Homeland Security/Emergency Management

In view of the current United States and worldwide security alert concerns and the need by various local, state, and federal authorities for reliable, low cost emergency management services, the Company believes the 220 MHz spectrum could offer a timely, reliable low cost solution.

For many years, various governmental agencies have found attaining and maintaining a state of preparedness in the emergency management area to be laborious and complex. Many emergency managers have relied on a combination of limited computer input and manual tracking systems. Attempts at handling massive numbers of messages and requests for help in emergency operations centers ("EOCs") and compiling information into situation reports have often failed using manual methods. Locally developed or other installed commercial software systems have often been too complex or rigid in design to handle information received by EOCs in various formats.

On January 28, 2008, the Company entered into a Consulting Agreement with GEOCommand, Inc., a developer of Homeland Security software for emergency responders. Under the agreement, CX2 and GEOCommand are designing and developing software that uses the CX2 wireless, IP-based narrowband network and CX2 data modems to integrate weather, radiation, chemical, and biological sensor data with the GEOCommand Dynamic Server ™ technology. CX2 Technologies, Inc. develops the electrical circuitry and firmware used in frequency-efficient data radios that operate in the narrowband 220-222 MHz spectrum and GEOCommand, Inc. develops the emergency response software suite which integrates with the data radios. CX2 wireless narrowband network and data radios integrate with GEOCommand's Dynamic Server™ technology to provide GPS-based vehicle location information and relay data from GPS, weather, radiation and other sensors to emergency responders in the field. The GEOCommand emergency response information system gives first responders the critical information they need on site or en route to an emergency.

GEOCommand integrates an advanced mobile Geographic Information System (GIS) with GPS, Computer-Aided Dispatch (CAD), cross-referenced emergency handbooks, and other devices and data. The GEOCommand solution:

•	Protects and assists first responders in their effort to save lives
•	Supports interoperability with existing infrastructure
•	Contains costs by operating with existing data formats (e.g., ESRI datasets and existing record management systems)
•	Consumes minimal spectrum when combined with CX2 Technologies narrowband radio
•	Facilitates information sharing between jurisdictions.

The GEOCommand suite of applications includes GEOCommand Mobile, an in-vehicle unit; an Administration Module, generally deployed at the command center; and an optional Dynamic Server Module that relays real-time information from sensors and GPS-equipped radios to the command center and responders in the field.

The CX2 DATALynx™ digital radios use a licensed third party patented over-the-air protocol (OTAP) to tap the largely unused potential of this narrowband spectrum. The Company's spectrum-efficient use of 5 kHz narrowband channels represents a quickly deployable, relatively inexpensive method to gain critical wireless data capabilities for public safety and emergency response organizations in the short term. In addition, the CX2 system will integrate to future wireless systems, supplying redundancy and relieving broadband network congestion.

CX2 uses a data-only protocol that augments but does not replace the two-way voice, paging, and cellular networks used by law enforcement, fire-rescue, EMS, and other emergency responders.

•	CX2's licensed third-party patented over-the-air protocol makes optimal use of the 220-222 MHz spectrum.
•	Coverage from a single radio tower can reliably extend over 1,200 square miles, even over difficult terrain.
•	Unlike overused high-frequency bandwidths, 220-222 MHz channels experience little or no interference.

Moving Toward a Nationwide Public Safety Broadband Network

The stated long-term goal of the Federal Government is to create a nationwide, interoperable 700 MHz broadband wireless network for public safety. This network will have wide coverage, use common protocols, and allow cost reductions through economies of scale in acquiring mobile equipment. The network's structure will provide horizontal intercommunication (e.g., between municipalities) and vertical intercommunication (e.g., among municipalities, states, and federal entities). In addition, the network will allow emergency responders to cross jurisdictional boundaries without losing voice and data capabilities.

With very few exceptions, every community has existing plans for dealing with emergencies. These plans may reside in special purpose record management systems, in other computer file structures, or on paper. Across and within jurisdictions, the plans may differ significantly both in their level of detail and in the form in which they are stored.

In a mutual aid environment, these plans can be of very limited utility. The value of maps, pictures and floor plans is obvious, but sharing these large data sets requires considerable bandwidth. Until a Public Service Broadband Network is built, the wireless connectivity required to share these data sets will be available in very few areas. As a result, emergency plan information must reside on each field terminal, in the same format and version.

CX2 Technologies, in partnership with GEOCommand, offers technology that supports a multi-phase, integrated approach, incremental implementation costs and demonstrable gains at each stage. We believe that public safety entities can make quick, cost-effective strides toward interoperability by combining data sharing with an inexpensive wireless network.

The GEOCommand emergency information system consists of (1) an Administration Module, which is used to author and update the database; (2) Mobile Modules, which are used in the field; and, where applicable, (3) the GEOCommand Dynamic Server, which brokers real-time information from, for example, weather stations and fixed or mobile sensors. The Administration and Mobile Modules, together with a Geographic Information System (GIS) engine and the emergency response preplan database, provide responders with the best possible situational awareness en route or at the site of an emergency.

GEOCommand provides easy-to-use tools for standardizing plan formats. The software's intuitive interface makes the transition to more accessible and better organized emergency response plans straightforward. The ease of entering information also encourages archiving the knowledge of key personnel, ensuring that this knowledge is available to others on demand.

GEOCommand uses existing GIS data sets that are freely available across the nation and makes it available in a convenient "one-stop" format. Common map data maintained by local governments includes building footprints, aerial photography, and utility network data. This currently available map data instantly provides responders with a detailed graphic representation of an incident site. The responder can select an individual map feature for more information. For example, the software permits the user to click on a virtual hydrant to display the hydrant's status and flow rate, critical information at the scene of a fire.

In addition to existing GIS data sets, GEOCommand users can enter site contact information, hazards, building construction details, and digital photos, and can scan existing paper documents into the system. GEOCommand is also able to automatically import electronic record management data from legacy systems. Imported emergency data can be referenced by address or name (e.g., "Walker Elementary School") or accessed by clicking on a map location. The software's flexible structure can accommodate data from other departments and organizations, and the configurable preplans organize and display any amount of critical data.

GEOCommand's scalable software offers value in any implementation, whether the organization chooses to install the software on a single desktop or on hundreds of mobile computers. The database resides on one computer, the Administration Module, generally located at the command center. Mobile Modules (in-vehicle computers) manually or automatically update map and preplan information, ensuring that the data on all Modules remains synchronized.

Each GEOCommand Module makes map and preplan data available in the field regardless of connectivity. Some emergency response software packages use a Web-based scheme that does not work when connectivity is compromised, a common occurrence in major incidents. With these systems, data is often inaccessible precisely when it is needed most. Because GEOCommand's Mobile Modules can operate independently of the Administration Module, data availability remains uncompromised.

Wireless connectivity, although not necessary, is an enhancement to GEOCommand's capabilities. It allows current data to be moved not just to the command center, but to the field. The GEOCommand Dynamic Server™ brokers data from a variety of sources and forwards it as directed. The Dynamic Server is designed to interface with a wide variety of data networks, both wired and wireless. It is designed to be flexible and to scale to network expansions without requiring reinstallation or upgrades.

Management believes that CX2 is the only company in the world to have developed a narrowband wireless data solution at 220 MHz. This solution's advantages include spectrum efficiency, extraordinary coverage footprint, readily available dedicated public safety spectrum, and generally interference-free operation. The limitation is that its 5 kHz bandwidth is not suited to transferring large data packets. Nevertheless, the bandwidth serves extremely well for dispatch, vehicle location, remote sensor monitoring, and other short message applications.

A wide area network reserved for these vital functions would have an important impact on interoperable public safety communications. Assuming a PSBN or other broadband network is built out, if ever, the CX2 network could be used to relay sensor data only. Management believes that the CX2 network would ensure that sensor data kept flowing during times of heavy broadband loading, allowing continued vigilance even under the intense conditions of a large-scale terrorist attack or catastrophic natural disaster.

The coverage footprint at VHF (1,200 square miles is common) makes large area build-outs practical. The existing system is extremely reliable, and redundancy options are available at several levels. The system is also secure over the air, with built-in encoding and a patented proprietary protocol. The interface from the base station up is IP-based, and data can travel over secured private networks. Data routing is user configurable.

CX2 base stations are FCC type accepted. They are designed to operate autonomously in conjunction with CX2's Local Site Server (LSS) software. One LSS can control 35 base stations. Transmitters can be de-keyed and keyed remotely. Loss of contact with control software results in automatic rerouting of connected modems, which can be configured for de-key or broadcast warning. Interval call sign broadcast is automatic.

CX2's DATALynx™ radio modems operate on 12-18 VDC and are built for difficult environments. These modems have operated in diverse locations, ranging from natural gas fields in southern Texas to bulldozer cabins in northern Illinois. They require no user input, connect to the network automatically, and switch base stations as needed. The modems are equipped with an integral GPS receiver and an onboard computer chip running embedded Automatic Vehicle Location code.

CX2 offers network planning, installation, integration, and testing as a normal part of its service. Interface to GEOCommand is preconfigured and automatic. The system is designed to be turnkey and maintenance free.

Emergency responders use the integrated CX2 and GEOCommand solution to plan and strategize prior to an emergency; retrieve critical information en route or at an incident site; exchange real-time data critical to emergency response and management; and post a review of incident response.

GEOCommand ties critical emergency data to a location, such as a landmark, address, event location, or GPS coordinates. The intuitive software interface allows the user to visualize, explore, and analyze emergency and incident-related information, and to make an informed decision.

Advocating for Public Safety

In the past decade, both CX2 and GEOCommand have strongly advocated for a fully interoperable nationwide public safety network. The companies provided testimony in Washington, D.C. before the Katrina Panel and, more recently, participated in several proceedings at the FCC examining the need for public safety spectrum and the best use for such spectrum. In April of 2005, for example, CX2 commented on the FCC's Report on the Spectrum Needs of Emergency Responders. On June 18, 2008, GEOCommand filed comments with the FCC stating how it believes CX2's technology would enhance the Public Safety Broadband Network. Prior to that, comments were submitted that analyzed competing proposals for a combined commercial/public safety broadband nationwide network put forth by Cyren Call, Frontline Wireless and the FCC in proceedings leading up to the 700 MHz auction. Although the recently-held 700 MHz auction failed to attract a qualified bid for the D Block public safety spectrum, the FCC has indicated its intent to continue its efforts to license a nationwide network for public safety. CX2 and GEOCommand intend to be actively involved in the FCC's revised proposal for such a network if one is ultimately constructed and believe that this partnership will progress towards both vertical and horizontal interoperability.

Compliance with Federal Legislation

The CX2 and GEOCommand collaboration creates an interoperable data communications platform that meets the goals set by the Assure Emergency and Interoperable Communications for First Responders Act of 2005. This bill was introduced in response to communication breakdowns during recent crises and natural disasters.

From the start, CX2 and GEOCommand developed their technologies and solutions with a clear vision of the future of public safety communications - a future also clearly envisioned by the First Responders Act of 2005.

The CX2 and GEOCommand integrated solution adheres to all current applicable guidelines as well as those set forth in this forward-thinking legislation.

Because CX2 and GEOCommand products are in full compliance with this legislation, public safety entities working to improve their equipment and networks with CX2 and GEOCommand ensure that they will receive government support for their projects. In addition, agencies can be confident that they are implementing a solution that is and will remain an integral and interoperable part of a state-of-the-art, national public safety system.

FCC Licenses

The Federal Communications Commission (FCC) issues 220 MHz licenses for specific local and regional areas as well as on a nationwide basis. Two of the nationwide 220 MHz licenses are reserved for public safety and the federal government. Qualified organizations can obtain access to 220 MHz spectrum in their area for little or no cost. Because CX2's narrowband 5 kHz wireless data technology makes optimal use of these narrowband channels, the operating costs of a CX2 network are a fraction of the costs required to operate competitors' two-way communication offerings.

Business Strategy

The Company intends to derive revenues from sales and leasing of communication equipment and to a lesser extent, construction, engineering and other miscellaneous services. The Company's current strategy is to focus on the sale of data radios with Automatic Vehicle Location ("AVL") applications to 220-222 MHZ FCC licenses and to aid them with managing their service organizations and provide access to the Company's network operation center ("NOC") at a monthly cost per radio. Also, the Company believes many of these users will need wireless point of sale ("POS") credit card processing applications, which will increase the average revenue per user ("ARPU") of users on the network if the Company offers POS products in the future.

To a lesser extent, the Company intends to take advantage of opportunities to expand by purchasing select assets, including 220 MHz licenses and related equipment and to sell their technology and such assets to already existing FCC 220-222 MHz license holders. Any such asset acquisitions are anticipated to be made, if at all, with Company securities and to a substantially lesser extent, cash, if available.

Products and Services

The Company offers flexible data service packages and configurations customized to fit subscribers' needs and location within our geographic "footprint" as it may develop. The Company will target customers who will benefit from wireless data delivery suitable to the capabilities of 220 MHz network communication. The Company's data radios work equally well for mobile, remote and fixed site applications. Examples of viable applications include, but are not limited to, telemetry for oil or gas well automation (fixed application) and automatic vehicle location for fleet management customers (mobile application) and field deployable sensors (remote application).

The target customers are those with access to the 220 MHz spectrum seeking to purchase enabling technology for this particular frequency band. Examples include utility companies and municipalities.

The Company offers the following data applications and communications products:

Telemetry and Data Applications

Automatic Vehicle Location ("AVL"): AVL involves installing a locating device, typically a GPS transceiver, on a vehicle and linking such device with a wireless data radio. The vehicle's location is transmitted over a radio network back to a central control point such as an emergency operation center or dispatcher's office. Users of AVL systems include fire, police, ambulances, heavy equipment operators, and other fleet operators. The radio product the Company offers has an AVL feature, and the Company offers this feature to prospective customers. The Company is currently marketing to FCC licensees and public safety organizations as a niche market in which the Company believes it will have a significant competitive advantage because of the Company's ability to offer a low cost solution.

Transmit wireless data for new customers presently using 800 or 900 MHz band: On August 8, 2002, the FCC set a five-year "sunset" period for elimination of CDPD (Cellular Digital Packet Data) services in the United States. CDPD was designed in the early days of cellular and fits data "around" voice traffic and only works in analog cellular systems, which have been converting to digital. Digital cellular services have the ability to carry data, but not at the lower costs of an analog network. Therefore, users of CDPD equipment will be forced to either switch to more expensive digital cellular service or find an alternative. The Company offers 220 MHz wireless digital data services as a low cost alternative to digital cellular. Its range, capacity, low-interference and low-cost characteristics make the Company's digital data services an attractive alternative to digital cellular service. Current users of CDPD include the public safety, utilities, and various industry and transportation sectors. The Company's digital solutions can also be marketed to such customers because of their lower recurring costs and higher reliability than competing cellular solutions.

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

Pricing of 220 MHz Products and Services

The Company offers wireless data products and services, including use of its spectrum and wireless infrastructure. The Company also intends to sell its data radios to end users for an average price of approximately $500. The Company's profit margins on radios will vary depending upon the specific type of radio and the designated subsidy structure, if any, for that radio in a particular market, and the Company's cost for such products.

The Company offers base stations for sale and other infrastructure to end-users or dealer customers who have their own 220 MHz spectrum. Proprietary, digital database stations currently sell for $20,000 to $40,000 for a single channel system. In the future, the Company may offer project management, training, and installation services at prices per diem to be determined.

Prices for equipment for the Company's public safety and critical infrastructure customers will be based upon the specific configuration and their needs. Certain state and local agencies including public safety agencies own their own 220 MHz spectrum. In those circumstances, the Company plans to sell such customers its radio products and the sensor integration products and services to use on their own systems.  The Federal Communications Commission (FCC) issues 220 MHz licenses for specific local and regional areas as well as on a nationwide basis. Two of the nationwide 220 MHz licenses are reserved for public safety and the federal government. Qualified organizations can obtain access to 220 MHz spectrum in their area for little or no cost. Because CX2's narrowband 5 kHz wireless data technology makes optimal use of these narrowband channels, the operating costs of a CX2 network are a fraction of the costs required to operate competitors' two-way communication offerings.

Sales and Marketing

Subject to raising sufficient capital, in the future the Company intends to employ its own direct sales, marketing and service staff, utilize independent contractors and establish dealer networks. While local dealers are capable of establishing and servicing wireless customers, they often have their own local spectrum and therefore have incentive to load their systems first. The Company does not employ any sales staff as of the date of this filing but is a part of an advertising campaign through its consulting agreement with GEOCommand.

Competition in the 220 MHz Radio Service

Management believes that the Company faces no other competition from companies that design or manufacture data modems for mobile, fixed or remote sensor integration with GPS/AVL in the 220 MHz frequency band. The wireless communications industry is highly competitive and is characterized by constant technological innovation. The Company's competitors include manufacturers in several markets - mobile wireless communications, PCS and cellular, narrowband PCS and emerging technology platforms, many of which have substantially greater financial and other resources than the Company. Four companies currently dominate the mobile wireless communications market: Motorola, Samsung, Nokia and Apple. Although we do not anticipate competing in the mobile wireless voice communications market, these companies also serve the data communications markets the Company plans to serve.

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

The ownership of the 220 MHz spectrum is highly fragmented, except for several owners of 220 MHz nationwide licenses, and does not currently have the critical mass to attract large numbers of users. Therefore, very few competitors exist in this market.

New Technologies

The Company may also face competition from other technologies and services, which are currently being introduced and may be introduced in the future. The continued acceptance of the services the Company offers and anticipates offering may be adversely affected by the developments and availability of new technology.

However, the Company believes its integrated solution with the GEOCommand suite of software products offer a unique public safety communications solution.

Regulation

The licensing, operation, and acquisition of specialized mobile radio systems in the United States, which includes 220-222 MHz systems, is regulated by the FCC under the Communications Act of 1934, as amended (the "Act") and pursuant to the FCC's rules and related regulations.

Radio service utilizing the 800 MHz and 900MHz band was first licensed in 1974. The FCC authorized the current 220 MHz service in 1991, seeking to introduce a spectrum efficient "narrowband" service on one-fifth of the frequency of conventional radio services, for example 5 kHz per channel, for such services as dispatch and fleet communications. The FCC conducted this "Phase I" licensing of frequencies by lotteries and by 1993, approximately 3,800 5-channel local and nationwide site specific FCC licenses had been awarded through random selection. A Phase I licensee's service area is defined by the predicted service contour of its authorized base station or fixed station, transmitting on frequencies in the 220-222 MHz band.

In 1997, the FCC restructured the licensing framework governing the 220 MHz Service by replacing the original Phase I lottery-licensing system with a Phase II auction licensing process. Unlike the site specific Phase I licenses, the service area for Phase II licenses to be awarded by auction were comprised of defined geographic areas, which were based on Economic Areas ("EAs") developed by the Bureau of Economic Analysis of the U.S. Department of Commerce. In addition to the EAs, the Phase II auctions would include licenses for larger, regional areas called Economic Area Groupings ("EAGs"), which were comprised of groupings of EAs and encompassed the sum total of all EAs. Nationwide Phase II licenses also were awarded. In addition, the Phase II licenses included more frequencies than the Phase I licenses, with EA licenses receiving 10 channels each, EAG licenses receiving 15 channels, and nationwide licenses comprised of 10 channels each. In all, the Phase II auction offered 3 nationwide licenses, 30 regional licenses (EAGs) and 875 EA licenses. These licenses would "overlay" the existing Phase I licenses and would be subject to certain interference protection criteria with the Phase I licenses.

In 1998, the FCC commenced the auction for Phase II 220 MHz licenses. The Phase II auction was conducted in two tiers: the first auction, completed in October 1998, resulted in the award of 908 220 MHz licenses; the second auction, completed in June 1999, resulted in the award of 225 220 MHz licenses.

Legislative Trends in the 220 MHz Radio Service

In 1993, Congress passed the Omnibus Budget Reconciliation Act ("Budget Act") that amended the Act to categorize all mobile radio services as either commercial mobile radio service ("CMRS") or private mobile radio service ("PMRS"). The FCC was then instructed to adopt consistent regulations for all CMRS licensees and PMRS licenses, respectively. Previously, mobile wireless services were regulated based on the title of the service, such as cellular or SMR, and the associated frequencies utilized, and whether the service was being offered by a "common carrier." By categorizing mobile radio services more precisely, Congress believed that similar services would be regulated in a similar manner, thereby promoting competition in the marketplace.

The regulations relating to classification as a PMRS or a CMRS are complex, and it is not certain at this time how the Company's future operations will be classified. However, management does not believe that the CMRS and PMRS regulations will have a material impact on our operations regardless of how we are classified.

Regulatory Trends in the 220 MHz Radio Service

In the late 1990's, the FCC initiated several rulemakings designed to increase the use of 220 MHz spectrum and to expand the flexibility of licensees in the 220 MHz service. In 1997, for example, the FCC revised its rules to permit Phase II licensees to enter agreements for partitioning a licensee's geographical service area and/or disaggregating a licensee's spectrum. Partitioning contemplates dividing the service area between two geographic areas, for example county lines, whereas disaggregation contemplates assigning a portion of the licensed spectrum in the same geographic area to a third-party. The partitioning and disaggregation rules were intended to encourage use of the frequencies. The FCC believed these revisions would encourage new competitors to enter the market, which in turn would spur a more efficient use of the spectrum, and increase service to the public. The FCC launched several rulemaking proceedings through the year 2000 to clarify the rules and steps for partitioning and disaggregation.

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

Current Regulations in the 220 MHz Radio Service

Phase I and Phase II licensees have different requirements with respect to system construction and commencement of service operations. Phase I nationwide licensees are required to construct their base stations and place those base stations into operation in all geographic areas specified with the application (including base stations in at least 28 urban areas specified by the FCC) within 10 years of the initial license grant. All Phase I non-nationwide licensees were required to construct their systems and place them in operation no later than August 16, 1996 (if systems modifications were requested) or 12 months from their initial grant date. Any non-nationwide Phase I Licenses that were not timely constructed are subject to forfeiture and their associated frequencies are incorporated into the applicable overlaid Phase II EA or EAG license. Phase I and Phase II licensees may be renewed on the expiration of their respective license term upon showing that, during their license term, they provided "substantial service" and they substantially complied with applicable FCC rules and regulations.

With respect to Phase II licenses, the FCC requires licensees to meet certain benchmarks of service tied to issuing the license. Specifically, within five years of the grant of a Phase II EA or EAG license, the licensee is required to provide service to one-third of the population. Within the initial license term, for example 10 years, the licensee must provide service to two -thirds of the population within its geographic area. With respect to Phase II nationwide licenses, within five years of license issuance, the licensee must provide coverage to a composite area of at least 750,000 square kilometers or serve at least 37.5% of the United States population. Within 10 years, the Phase II nationwide licensee must provide coverage to a composite area of at least 1,500,000 square kilometers or serve at least 75% of the United States population. In the event the Phase II nationwide licensee does not construct its system to meet these respective thresholds, the FCC will automatically cancel the entire license, and will not credit the licensee for any of the sites that it may have already constructed. All 220 MHz licensees are also required to comply with the technical requirements specified in the FCC's rules to ensure that their systems do not cause unauthorized levels of interference to other licensees. These Phase II licenses are issued for a period of ten years and are subject to construction and operational requirements within five years and ten years from the date of issuance. In May 2004, the FCC extended the construction deadline until November 2007.

Modem Regulation

For operation in the United States, the Company's modems and base stations require FCC acceptance prior to their sale. The FCC type acceptance is granted for devices that demonstrate operation within mandated and tested performance criteria. All of the Company's products requiring FCC type acceptance have been granted such acceptance, other than the Company's 20 watt base stations. Certain of our radio equipment that operate in the FCC licensed frequency band require licensing under Part 90 of the FCC Rules and Regulations, which must be applied for by the end user of the Company's products. The Company cannot assure customers will receive FCC licenses in the frequency spectrum for any particular application, although all of the Company's current modems and its 100 Watt base stations have received all required FCC acceptance under Part 90.

700 MHz Spectrum

In August 1998, the FCC adopted rules for licensing the largest block of spectrum ever allocated at one time for public safety. The FCC established rules for licensing 24 megahertz in the 700 MHz band and established a band plan for use of this spectrum. In accordance with this rule, in January 1999, the FCC established a Public Safety National Coordination Committee, or the NCC, to advise it on issues relating to the use of the 700 MHz public safety spectrum. The NCC was responsible for formulating a national interoperability plan, recommending technical standards to achieve interoperability, and providing policy recommendations on an advisory basis to the regional planning committees in order to facilitate the development of coordinated plans.

The NCC recommended that Project 25 be established as the interim interoperability mode for digital voice communications in this new band. During January of 2001, the FCC released its Fourth Report and Order in which Project 25 was chosen as the interoperability standard. Subsequent FCC rulings established a timetable for mandating the use of narrower channels in order to promote better spectrum utilization. Specifically, the date of January 1, 2007 was established as the date after which all radios that are FCC type certified, and all radios that are sold for use in the 700 MHz band must include a mode that has an equivalent 6.25 kHz channel efficiency. This date was also established as the date after which no 12.5 kHz licenses could be applied for. In 2005, the FCC delayed that date until January 1, 2015. Recent legislation known as the Digital Television Transition Act of 2005, as part of the Deficit Reduction Act of 2005, is expected to set the date of February 17, 2009 as the date by which all incumbent television broadcast stations must evacuate the 700 MHz spectrum, thus freeing the spectrum for the exclusive use of public safety users. This date, although later than previously anticipated, will ensure the opening of that spectrum for use in public safety systems.

Following the FCC’s adoption of rules for the establishment of a mandatory public/private partnership between the D Block Licensee and the Public Safety Broadband Licensee (the “700 MHz Public/Private Partnership”), Auction 73 failed to elicit a bid equal to or in excess of the reserve price. The FCC is revisiting the rules governing the D Block spectrum in the 700 MHz band. CX2 believes that incorporation of, and reliance upon, other frequency networks can increase the spectrum and cost efficiency of the contemplated 700 MHz broadband public safety network, improve the business model for the 700 MHz Public/Private Partnership, and enhance the quality, delivery and speed of public safety services.

The technology exists now for public safety services to be provided initially over other frequency networks and then linked to the 700 MHz broadband public safety network as needed, when and if that network is up and operating. The key is for the other networks either to operate with a common IP base (characteristic of most modern networks), or to incorporate products (such as the GEOCommand Dynamic Server) which are capable of translating data from a legacy network to the 700 MHz broadband network.

Management believe it also may be more cost effective to utilize other networks for certain public safety services. The more narrowband frequency bands -- such as 220 MHz -- have superior propagation and coverage, in management's opinion. As a result, the antenna and base stations for a narrowband network are more widely spaced (and less expensive) than in a 700 MHz network.

Moreover, it may be more spectrum efficient to deploy certain public safety services in more suitable narrowband frequency networks. Short message applications, such as AVL and sensor data, for example, can be deployed over a narrowband network and must be “always on” to be effective. If these services are provided over the broadband 700 MHz network, the licensee has less flexibility to manage the network and must divert other uses of the network to permit the “always on” services to proceed with continuous monitoring. This result is not as spectrum efficient, particularly when commercial access to the 700 MHz network is contemplated in the absence of “emergencies.”

In order to derive the benefits from utilizing other networks, the performance and coverage factors associated with such networks should count toward the performance and coverage requirements imposed on the 700 MHz D Block licensee. While precautions may be necessary to ensure that these benefits are not abused, if threshold requirements are adopted and eligibility criteria defined, the D Block licensee would have the proper incentives to make use of these other networks without undermining the ultimate success of the nationwide 700 MHz broadband public safety network. On June 18, 2008, GEOCommand filed comments with the FCC in WT Docket No. 06-150 and PS Docket No. 06-229 stating how it believes CX2's technology would enhance the PSBN.

Summary

The majority of the systems operated by our private customers will need to comply with the rules and regulations governing what have traditionally been characterized as "private radio" or private carrier communications systems. Licenses are issued to use frequencies on either a shared or exclusive basis, depending upon the frequency band in which the system operates. Some of the channels designated for exclusive use are employed on a for-profit basis, and other channels are used to satisfy internal communications requirements.

The regulatory environment is inherently uncertain and changes in the regulatory structure and laws and regulations can adversely affect us and our customers. Such changes could make existing or planned products obsolete or unusable in one or more markets, which could have a material adverse effect on us. The FCC, through the Public Safety Wireless Advisory Committee, has considered regulatory measures to facilitate a transition by public safety agencies to a more competitive, innovative environment so that the agencies may gain access to higher-quality transmission, emerging technologies, and broader services, including interoperability. Depending on which of these proposed measures are ultimately adopted, our operations may be favorably or adversely impacted.

Costs of Compliance with Environmental Laws

We are not presently affected by and do not have any costs associated with compliance with environmental laws.

Number of Employees

As of June 30, 2008, we employed two persons on a full-time basis, including our Chief Executive Officer/President. Successful implementation of our business plan will result in the need to hire additional employees. We currently believe that we will need to hire two sales employees and one engineering employee during fiscal year 2009. Our personnel are not subject to any collective bargaining agreements and management believes that its relationship with the Company's personnel is good.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's principal executive offices are located at 3700 Airport Road, Suite 410B, Boca Raton, FL 33431, where the Company leases approximately 700 square feet of office space. The Company's monthly payment is paid as part of the payments due under the Consulting Agreement with GEOCommand, Inc. who is the lessee. GEOCommand's lease expires in May 2009, and the Company and GEOCommand are affiliated as described above. Additional office space will be needed as additional employees are hired and is expected to be available at the Company's present location. The Company's management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company's current equipment is in good condition and is suitable for the operations involved.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to and none of our property is subject to any pending or threatened legal, governmental, administrative or judicial proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Articles of Incorporation provide that the Company has the authority to issue 205,000,000 shares of capital stock, which are currently divided into two classes as follows: 200,000,000 shares of common stock, par value of $0.001 per share; and 5,000,000 shares of preferred stock, par value of $0.001 per share. As of July 15, 2008, we had 23,057,210 outstanding shares of Common Stock and no outstanding shares of Preferred Stock.

On January 3, 2008, our common stock began being quoted on the OTCBB under the symbol "CXTO.OB". There is limited trading activity in our securities.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the OTCBB. The OTCBB quotations are high and low last reported bid prices representing inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.  There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic and highly volatile, which may have affected the prices listed below.

Year ended March 31, 2008	High	Low
Fourth quarter	$2.00	$0.02

The Company has never paid any cash dividends on its stock and does not plan to pay any cash dividends in the foreseeable future.

As of June 30, 2008, we had approximately 500 shareholders of record, exclusive of shares held in street name.

Equity Compensation Plans

The Company does not have any equity compensation plans in place as of the date of this report, and had no options, warrants or other convertible securities outstanding as of that date.

Sales of Unregistered Securities

During the fiscal year ended March 31, 2008, the Company issued 5,280,000 shares of its common stock to Halody Consulting, LLC, in exchange for the conversion of $132,000 loaned to the Company, in reliance on the exemption from registration provided by § 4(2) of the Securities Act of 1933, as amended. In lieu of receiving these shares directly, Halody assigned its right to receive the shares to approximately fifteen persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

CX2 Technologies, Inc is engaged in the development and sale of their 220 MHz digital wireless data communications technologies and related services.

The Company currently markets CX2 branded data technology and services for use by various commercial/industrial applications and the Homeland Security/Public Safety sector. We believe that due to advances in 220 MHz technology and equipment and the lower costs generally associated with lower frequency band usage in comparison to cellular telephone and other wireless communications services, a broad spectrum of potential commercial and public safety/ emergency disaster relief end-users may find the Company's services advantageous and desirable, which could result in fee-based subscribership and/or high margin technology sales. The Company cannot assure, however, that it is correct in such a belief or that it will be successful in any of such efforts.

We intend to grow primarily by (a) marketing efforts to the Homeland Security/Public Safety sector; and (b) through the sale of the CX2 data modems and base stations to existing 220 MHz license holders. There can be no assurance that we will be successful in executing our business plan.

We have a working capital shortage, and must continue to seek and secure significant capital from outside funding sources as our cash flow from operations is insufficient to sustain operations. No assurances can be given that we will be successful in obtaining such needed capital. Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for up to approximately two months from the date of this filing.

We have no financing sources in place and no assurances are given as to the availability of any financing, or if available, the terms thereof. We will require additional capital within the next three months to continue our operations, the failure of which to obtain could materially adversely affect the Company and its business.

We anticipate that even in the event we are able to raise sufficient capital to continue our operations, such capital will not necessarily assure our success or profitability in view of, among other factors, our limited operating history in this business, the uncertainties associated with marketing emerging technologies, and the capital intensive nature of the wireless data and voice industry. We anticipate that revenues, if any, will be derived through the Network Operations Center in Burr Ridge, IL as well as through the sale of digital base stations, modems and engineering services and support. We are subject to all the substantial risks inherent in the development of a business enterprise within a sector of the wireless data and voice industry that has itself generated only limited revenues to date. Accordingly, no assurances can be given that our business will ever be successful or that we will ever be or remain profitable.

The Company is in our initial phase of operations with limited assets and capital. For our fiscal year ended March 31, 2008, we had a net loss of $2,355,457.

We believe that we will have to increase the number of our personnel over the next approximately 6-12 months as our business expands due to the need to increase our networking and marketing efforts.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company's financial condition and results of operations for the two years ended March 31, 2008 and 2007. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-KSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 6 — Risk Factors" of this Annual Report on Form 10-KSB.

Year ended March 31, 2008 compared to year ended March 31, 2007

Revenues. Revenues from operations for the year ended March 31, 2008 of $81,150 reflected an increase from revenues of $22,000 in the year ended March 31, 2007, due to increased sales of equipment, particularly base stations, and engineering/support services in fiscal year 2008. Revenues in both years were minimal as the Company has not yet fully commenced its operations and will not do so until additional capital is raised.

Cost of Sales. The cost of sales increased to $233,625 for the year ended March 31, 2008 as compared to $2,402 in the year ended March 31, 2007 due to the Company's decision to adjust inventory that was considered obsolete at year end.

Operating Expenses. Operating expenses decreased by $7,152,288 to $765,438 for the year ended March 31, 2008, as compared to $7,917,726 for the year ended March 31, 2007. This decrease is primarily due to the $6,788,286 loss on impairment taken in the year ended March 31, 2007.

Net Loss. The Company's net loss was $2,355,457 in the year ended March 31, 2008, as compared to a net loss of $7,900,302 in the year ended March 31, 2007. The decrease in the net loss is primarily due to the loss on impairment described above.

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

We were in a working capital shortage at the fiscal year end of March 31, 2008 and cash flow from operations is insufficient to sustain our operations as of the date of this filing. As of the date of this filing, the Company still requires additional financing to sustain operations until additional subscribers can be obtained. No assurances are given that we will be successful in obtaining additional needed capital. Our inability to secure such additional capital will materially adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will enable us to sustain current operations for up to approximately one year.

At March 31, 2008, we had stockholders' deficiency of $969,999, total assets of $201,905 and total current liabilities of $1,171,904. For the year ended March 31, 2008, we have incurred losses of $2,355,457 and for the year ended March 31, 2008, we used cash in operations of $467,183. Our operations and acquisitions have been funded by the sale of equity in private equity financing from accredited investors and by loans from our management. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities.

In the event we are unable to raise additional capital within the next three months, such event will significantly restrict and possibly cause us to cease our operations which would have a substantial adverse effect on the Company and shareholders.

We do not currently anticipate any material capital expenditures for our existing operations. We do not currently anticipate purchasing, leasing or selling any plant or significant equipment during approximately the next twelve (12) months. To the extent that we engage in such acquisitions, we plan to utilize shares of the Company's common stock for such purposes, and may assume certain obligations and debt in such transactions. Such common stock issuance, as well as any common stock issuance for cash to the extent affected, will have the effect of creating further shareholder dilution.

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

Inventory

Inventory consists of communication devices which are valued at the lower of cost or market with cost being determined on a first-in, first-out basis.  The inventory consisted exclusively of finished and unfinished units purchased from a related party.

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

The Company Has Historically Lost Money And Expects Its Losses Will Continue In The Future

Since inception, CX2 has incurred operating losses.  For the fiscal year ended March 31, 2008, the Company's net loss was $2,355,457.  The Company expects that it will incur operating losses for the anticipated future. No assurances can be given that the Company will be successful in reaching or maintaining profitable operations. Accordingly, the Company may experience liquidity and cash flow problems. If the Company's losses continue, its ability to operate may be severely impacted.

The Company's Auditors Have Expressed Doubt About The Company's Ability To Continue As A Going Concern

The Company's ability to continue as a going concern is an issue raised as a result of the Company's $2,355,457 net loss in the fiscal year ended March 31, 2008, marginal working capital and accumulated deficit. The Company continues to experience net operating losses. The Company's ability to continue in existence is dependent on its ability to generate a profit and obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities, increasing sales or obtaining loans where possible. The going concern increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

We Are Dependent On Our Relationships With GEOCommand And Bizcom For A Substantial Portion Of Our Currently Proposed Products And Licensed Intellectual Property

We rely substantially on GEOCommand and Bizcom to provide us with licensed intellectual property used in our proposed products, and also to provide us with certain components of our proposed products. Our agreements with GEOCommand and Bizcom provide limited terms for our licenses and our ability to obtain components for our products, leading to increased risk for us. If our relationships with GEOCommand or Bizcom were terminated, it may be difficult for us to continue operations without locating replacements, which may be costly, time consuming, or impossible to do.

Uncertain Demand For The Company's Products May Cause Revenues To Fall Short Of Expectations And Expenses To Be Higher Than Forecast If The Company Needs To Incur More Marketing Costs

The Company is unable to forecast revenues with certainty because of the unknown demand from consumers for its products. If demand for the Company's products does not prove to be as great as anticipated, revenues may be lower than expected and/or marketing expenses higher than anticipated, either of which will increase the time and capital the Company needs to achieve a profitable level of operations.

The Company May Acquire Other Companies, Which Will Reduce Its Income In The Event The Company Is Not Able to Integrate Them Into Its Existing Operations

As part of the Company's business strategy, it may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. The Company cannot guarantee that it would be successful in overcoming these risks or any other problems encountered with such acquisitions, and the Company's inability to overcome such risks could have a material adverse effect on its business, financial condition and results of operations.

New And Existing Competition May Gain Market Share And Limit The Company's Potential Growth

The Company has great concern about competing firms entering its target markets. The Company recognizes value in being the first-to-market in many different geographical areas and market verticals especially since most of its future location contracts are expected to be long-term in nature. There is no assurance that new or existing competitors will not adversely affect the Company's' business.

The Company's Ability To Achieve Profitable Operations Is Directly Tied To The Company's Ability To Attract And Retain Customers

The Company has no way of predicting whether its marketing efforts will be successful in attracting customers, and acquiring substantial market share. If the Company's marketing efforts fail, it may fail to attract customers, which would adversely affect our business and financial results.

Limited Number of Successful Operators Within The 220 MHz Wireless Industry

Although the Company's initial management team, consultants and dealer partners have, collectively, substantial 220 MHz wireless operational experience, the Company has limited operating experience within the 220 MHz wireless industry.

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

We Cannot Assure Our Success In Our Planned Business Operations

If we are unable to raise additional capital, the Company will only be able to continue its current operations for approximately three (3) to six (6) months from the date of this filing. We have no current financing sources in place and no assurances are given as to the availability of any financing, or if available, the terms thereof.

We anticipate that even in the event we are able to raise sufficient capital to continue operations, such proceeds will not necessarily assure our success or profitability in view of, among other factors, our limited operating history in this business, the uncertainties associated with marketing emerging technologies, and the capital intensive nature of the wireless data and voice industry. We anticipate that profits, if any, will be derived through the Network Operations Center in Burr Ridge, IL as well as through the sale of digital base stations, modems and engineering services and support. We are subject to all the substantial risks inherent in the development of a business enterprise within a sector of the wireless data and voice industry that has itself generated only limited revenues to date. Accordingly, no assurances can be given that our business will ever be successful or that we will ever be or remain profitable.

The Company Could Fail To Attract Or Retain Key Personnel, Which Could Hamper Its Ability To Generate Income

The Company has a single key employee who manages the Company's operations and, if the Company were to lose this individual's services, it would negatively impact the Company's operations. The Company also has a single key technical employee who is critical to the Company's operations. In addition, the Company needs to attract additional high quality sales, technical and consulting personnel. To the extent the Company is smaller than its competitors and has fewer resources, the Company may not be able to attract the sufficient number and quality of staff.

The Company may enter into option agreements to acquire select assets of other 220 MHz system owners/operators, which may include 220 MHz licenses

The Company may enter into option agreements on terms to be negotiated to acquire select assets of other 220 MHz system owners/operators, which may include 220 MHz licenses. The FCC requires the licensee of a 220 MHz license must maintain "substantial control" over the use of such license. In the event the Company may desire to acquire a 220 MHz license from a holder thereof and initially obtain an option to acquire such license rather than purchase such license outright. The license holder thereof may, in its sole discretion, fail to cooperate with the Company concerning its intended usage thereof, such as to expand the Company's networking or roaming capabilities. The Company's ability to expand its operations and provide for further geographical coverage to its networks' users could be adversely effected in instances where licenses may be acquired in this manner.

Development Risks Generally.

We intend to grow primarily by (a) marketing to and obtaining customers in the commercial and public safety/emergency disaster relief sectors to utilize the data communication products offered and intended to be offered by us, thereby realizing revenues; and (ii) purchasing select assets from 220 MHz network owners and product providers. Development involves substantial risks, further enumerated herein, including the risk: (a) that we will not acquire what we believe to be the minimum "critical mass" of assets so as to develop any meaningful operations; (b) that development costs will exceed budgeted or contracted amounts; (c) that our marketing efforts to obtain customers will not proceed as rapidly as anticipated or otherwise be successful; (d) that our products will not achieve desired revenue or profitability levels; (e) that substantial additional financing, which will be necessary, might not be available or if available, might not be on favorable terms; (f) of changes in applicable laws, rules, regulations and interpretations which may adversely effect our business and operations; (g) that we may not be able to purchase desired select assets to expand our operations due to competition, financial or other considerations or otherwise successfully manage or integrate such asset purchases with our then operations; (h) of competition from other 220 MHz network operators and product providers as well as other providers of wireless communication services, many of the latter of whom have substantially greater financial and other resources than the Company; (i) the Company may not for whatever reason(s) be successful in its marketing efforts to the Homeland Security/Public Safety sector; and (j) of technology changes within the wireless communication industry and our potential inability to adopt such changes to our product and service offerings if so desired by prospective or then current customers either due to technology constraints which may be inherent to 220 MHz band services, financial constraints, or otherwise. There can be no assurances that we will be successful in executing upon our business plan.

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

We Depend On Third Party Manufacturers And Suppliers For Components Of All Of The Products We Sell.

We have a relationship with GEOCommand for the supply of a significant portion of the software components of our products (for public sales), and a single third party manufacturer produces the hardware components of our products. While we also include an internally-developed firmware component in our products, we would be unable to sell certain of our products without the hardware and software provided by the third party manufacturer and GEOCommand. Risks associated with our dependence upon a third party manufacturing relationship include: (i) reduced control over delivery schedules; (ii) lack of control over quality assurance; (iii) poor manufacturing yields and high costs; (iv) potential lack of adequate capacity during periods of excess demand; and (v) potential misappropriation of our intellectual property.

We do not know if we will be able to maintain our manufacturing and supply relationships on favorable terms, if at all, or that our third party manufacturers and suppliers will meet our requirements for quality, quantity or timeliness. Our success depends in part on whether our third party manufacturers and suppliers are able to fill the orders we place with them and in a timely manner. If our third party manufacturers and suppliers fail to satisfactorily perform their contractual obligations or fill purchase orders we place with them, we may be required to pursue replacement manufacturer relationships. If we are unable to find replacements on a timely basis, or at all, we may be forced to either temporarily or permanently discontinue the sale of some or all of our products, which could expose us to legal liability, loss of reputation and risk of loss or reduced profit. Finding new manufacturers that offer a similar type of product would be a complicated and time consuming process and we cannot assure you that if we ever need to find a new manufacturer for our products we would be able to do so at all.

We could also be adversely affected by an increase in our third party manufacturers and suppliers' prices for our product components or a significant decline in our third party manufacturers and suppliers' financial condition. If the relationships with our third party manufacturers and suppliers are terminated and we are not successful in establishing relationships with one or more alternative manufacturers who offer similar services at similar prices, our costs could increase or we could be forced to cease operations altogether.

We Depend On Our Internally Developed And Licensed Intellectual Property

Our success and ability to compete depends in part on the intellectual property underlying our products, which includes some intellectual property developed by our sole technical employee (who has not assigned his rights in any inventions to the Company), and intellectual property licensed from GEOCommand under the Consulting Agreement, which does not provide clear terms for this license, and from Bizcom under our agreements with it.

If any of our competitors copy or otherwise gain access to the proprietary technology underlying our products, or develop similar technologies independently, we may not be able to compete as effectively. The measures we, Bizcom and GEOCommand take to protect our technologies, and other intellectual property rights, may not be adequate to prevent their unauthorized use.

If we, Bizcom and GEOCommand are unable to protect our intellectual property, our competitors could use our intellectual property to market products, services and technologies similar to ours, which could reduce demand for our products, services and technologies. We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Others may circumvent the trade secrets, trademarks and copyrights that we, Bizcom or GEOCommand currently or in the future own. GEOCommand has patent protection with respect to certain of its technologies, but there can be no assurance that any patents will adequately protect GEOCommand's intellectual property.

We Could Incur Substantial Costs Defending Our Intellectual Property From Infringement By Others

Unauthorized parties may attempt to copy aspects of our, Bizcom's and GEOCommand's proprietary products or to obtain and use our other proprietary information. Litigation may be necessary to enforce our, Bizcom's or GEOCommand's intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. We may not have the financial resources to prosecute any infringement claims that we may have. Any litigation could result in substantial costs and diversion of resources with no assurance of success.

We Could Incur Substantial Costs Defending Against Claims That Our Products Infringe On The Proprietary Rights Of Others

The scope of any intellectual property rights that we, Bizcom or GEOCommand have is uncertain and may not be sufficient to prevent infringement claims against us or claims that we have violated the intellectual property rights of third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Competitors may have filed applications for or may have been issued patents and may obtain additional patents and proprietary rights relating to products or processes that compete with or are related to our products and services. The scope and viability of these patents, the extent to which we may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit our ability to market our products and services.

Third parties could claim infringement by us with respect to any patents or other proprietary rights that they hold, and we cannot assure you that we would prevail in any such proceeding as the intellectual property status of our current and future competitors' products and services is uncertain. Any infringement claim against us, whether meritorious or not, could be time-consuming, result in costly litigation or arbitration and diversion of technical and management personnel, or require us to develop non-infringing technology or to enter into royalty or licensing agreements.

We might not be successful in developing or otherwise acquiring rights to non-infringing technologies. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results. A successful claim of infringement against us or our failure or inability to license the infringed or similar technology could require us to pay substantial damages and could harm our business because we would not be able to continue selling our products without incurring significant additional expense. In addition, to the extent we agree to indemnify customers or other third parties against infringement of the intellectual property rights of others, a claim of infringement could require us to incur substantial time, effort and expense to indemnify these customers and third parties and could disrupt or terminate their ability to use, market or sell our products. Furthermore, GEOCommand, Bizcom and any other future suppliers may not provide us with indemnification in the event that their products are found to infringe upon the intellectual property rights of any third parties, and if they do not, we would be forced to bear any resulting expense.

Our Sales May Be Concentrated In Public Sector Markets That Inherently Possess Additional Risks That Could Harm Our Business.

A significant portion of our future revenue may be derived from sales to federal, state, and local governments,. Sales to these government entities present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns, changes in government personnel, political factors and the government's reservation of the right to cancel contracts for its convenience. The bidding cycle for a request for proposal and contract award stage can take six months to two years before a contract is awarded and the government funding process for these systems can delay the bidding cycle as well. We expect that sales to government entities will increasingly be subject to competitive bidding requirements. This intensified competition can be expected to result in lower prices, longer sales cycles and lower margins. Further, our future sales to these domestic public safety and public service entities may be substantially tied to Project 25 interoperability mandates and homeland security initiatives. Changes in governmental budget priorities could result in decreased opportunities for us to sell into this market segment.

We May Depend On Federal Government Contracts For A Substantial Portion Of Our Future Revenues, And The Loss Of Federal Government Contracts Or A Decline In Funding Of Existing Or Future Government Contracts Could Adversely Affect Our Future Revenues.

A substantial portion of our future revenues may be dependent upon continued funding of federal government agencies, as well as continued funding of the programs to be targeted by us. U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction, or modification in the event of budgetary constraints or any change in the government's requirements. Further, our contract-related costs and fees, including allocated indirect costs, may be subject to audits by the U.S. government that may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. In addition, if we act as a subcontractor, the failure or inability of the prime contractor to perform its prime contract may result in an inability to obtain payment of fees and contract costs.

In addition, government contract awards can be contested by other competing contractors, which may result in delays in the commencement of our performance and receipt of payments for our work under such contracts.

U.S. government contracts are dependent upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as Congress makes appropriations for future fiscal years. Any failure of such agencies to continue to fund such contracts could have a material adverse effect on our operating results. These or other factors could cause federal government agencies to shift their spending priorities, reduce their purchases under contracts, to exercise their right to terminate contracts, or exercise their right not to renew contracts, all of which may limit our ability to obtain or maintain contract awards. Any of the aforementioned actions above could adversely affect our future revenues.

Our Failure To Comply With, Or Changes In, Governmental Regulation Could Adversely Affect Our Business And Operations.

Our wireless communications and secured communications products, and the spectrum within which these products are used, are subject to regulation, as will be our future customers. In particular, our products are regulated by the FCC. The regulatory environment is uncertain. Changes in the regulatory structure, laws or regulations, or in the use or allocation of spectrum, could adversely affect us or our future customers. Such changes could make our existing or planned products obsolete or not sellable in one or more markets, which could have a material adverse effect on us. Further, our failure to comply in the future with applicable regulations could result in penalties on us, such as fines or operational restrictions.

We May Be Unable To Meet The Rapid Technology Requirement Required By Our Market.

Our future products may be subject to development and other delays, and we cannot assure you that we will not encounter difficulties, such as the inability to assign a sufficient number of quality software and hardware engineers to key projects or other unanticipated causes, that could delay or prevent the successful and timely development, introduction and marketing of new products or required product features. In addition, our products may be implemented by certain third-party hardware and software. We cannot assure you that we will be able to design, have manufactured, or procure from third parties, the hardware and software necessary to successfully implement any new products and applications.

Our Future Operations Will Depend Upon Our Ability And The Resources Available To Respond To The Rapidly Evolving Technology And Customer Requirements In The Markets In Which We Will Operate.

The private wireless communications and secured communications markets in which we may compete are rapidly evolving as a result of changing technology, industry standards and customer requirements. Our ability to compete effectively will depend upon our ability to anticipate and react to these changes in a timely manner. We may not have adequate capital or human resources to respond to these changes.

Part of our success will depend on our ability to commercialize our products to enable us to sell such solutions to other customers, including government and commercial users. In addition, the rate of adoption of secure wireless data communications systems by the U.S. Government is not certain. Delays in this rate of adoption could adversely affect our future sales.

The Company's Common Stock Is A "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

The Company's common stock is "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for the Company's common stock by reducing the number of potential investors and by making broker-dealers less likely to effect trades in the common stock. This may make it more difficult for investors in the Company's common stock to sell shares to third parties or to otherwise dispose of them. This could cause the Company's stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 a share;

•	That are not traded on a "recognized" national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 a share); or

•
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2008. Based on that evaluation, our principal executive and financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting him to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedure is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and financial officer, and effected by the board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and the Board, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was ineffective as of March 31, 2008 in properly accounting for all accounts payable and accrued liabilities.

Management is aware, that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has concluded that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

This Annual Report does not include an attestation report of the Company’s current independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s current independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

In the quarter ended March 31, 2008, the Company's internal control over financial reporting failed to prevent the non-accrual of an event that occurred during that quarter. This constituted a change in internal control over financial reporting, or in other factors that could significantly affect internal controls that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management intends to take corrective action in future quarters to minimize the risk of a reoccurrence.

ITEM 8B. OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2008 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each director, executive officer, and significant employee expected to make a significant contribution to the Company:

Name	Age	Position	Term	Period
Michael Rand	47	President, CEO, Secretary, Treasurer, Director	1 yr	February 2008- Present
Adam Reiser	43	Former President, CEO, Secretary, Treasurer, Director	1yr	May 2007 - February 2008

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to electing directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time and due to its small size does not believe that committees are necessary at this time. As of the date of this filing the Company's sole director fulfills the duties of an audit committee.

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

During May, 2007, Sam D. Hitner, then the sole Director of CX2 Technologies, Inc. appointed Adam Reiser as a director of the Company. Subsequently, Sam D. Hitner resigned as an officer and director of the Company. Mr. Hitner's resignation was not as a result of any disagreement with the Company or any matters relating to the Company's operations, policies or practices.  On May 8, 2007, Adam Reiser was appointed as President and Chief Executive Officer of the Company.

Mr. Reiser has an extensive background in technology related positions for over twenty-five years. He has extensive undergraduate studies in Electronics Engineering Technology, from RETS which is located in Nutley, New Jersey. This training was obtained after completing service in the United States Navy. Mr. Reiser's past business experience includes Pizza.net, Inc. where he was Co-Founder and IT Business Consultant from 2002 thorough the present date. Pizza.net, Inc. was sold to Pizza International, Inc. a publicly traded company in 2007. In addition, from 1999 through 2002, Mr. Reiser was also Owner and Founder of U.S. Data Authority, Inc., a national high speed and broadband internet service provider and a publicly traded company. Mr. Reiser founded Boca.net in 1995, an internet service provider that was sold to Bell South in 1999. Boca.net was a publicly traded company. Mr. Reiser was Vice President of Engineering for U.S. Computer Group, a computer equipment and support service center from 1990 through 1993. Mr. Reiser resigned from all positions held with the Company on February 29, 2008.

Mr. Rand, who took office with CX2 on February 29, 2008, has more than 12 years of experience in voice and data systems engineering. He has served as Marketing Director of GEOCommand, Inc. since 2006. GEOCommand is the provider of GEOCommand software, an off-the-shelf application suite for the homeland security market. As part of Mr. Rand's responsibilities at GEOCommand, he has worked with CX2 Technologies on a homeland security and public safety project. From 2004 to 2005, Mr. Rand was a Communications Systems Engineer with Larry Smith Marine Electronics, where he designed voice and data networks and satellite communications systems for luxury yachts. From 1999 to 2004, Mr. Rand was a Senior Systems Engineer with Precision Response Systems, where he engineered and supported a 485-seat call center. Mr. Rand holds a B.A. in Theater Technology from Florida State University.

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our last fiscal year.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, comprising written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-B promulgated by the Securities and Exchange Commission. Due to the small size of the Company, management does not believe such a code is needed at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended March 31, 2008, all Reporting Persons complied with all applicable filing requirements, except as follows: Michael Rand (one late Form 3); and Adam Reiser (one Form 3).

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended March 31, 2008 and 2007, certain information regarding the compensation earned by the Company's named executive officers. No other executive officer received an annual salary and bonus for fiscal year 2008 and 2007 in excess of $100,000 with respect to services rendered by any of such persons to the Company and its subsidiaries.

SUMMARY COMPENSATION TABLE

Name and				All Other
Principal	Fiscal	Salary	Bonus	Compensation	Total
Position	Year	($)	($)	($)	($)

Michael Rand,	2008	$2,000	$0	-	$2,000
President and CEO	2007	$0	$0	-	$0

Adam Reiser,	2008	$12,000	$0		$12,000
Former President and CEO	2007	$0	$0	-	$0

Sam D. Hitner,	2008	$0	-	-	$0
Former President and CEO	2007	$60,144	-	-	$60,144

Employment Agreements

None

Director Compensation

Members of the Board of Directors did not receive any cash or non-cash compensation for their service as Directors during our 2008 and 2007 fiscal years. The Company has no non-employee directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of June 30, 2008: (i) each of the Company's officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Company's officers and directors as a group. As of June 30, 2008, the Company had 23,057,210 shares of common stock outstanding.

(a) Security ownership of certain beneficial owners:

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class
Common shares	BizCom U.S.A., Inc. 351 N. Congress Ave. Suite 127 Boynton Beach, Florida 34426	6,500,000	28%

(b) Security Ownership of directors and executive officers:

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Sam D. Hitner, the former President and CEO, was the Director of Finance for Bizcom U.S.A., Inc. from November 2004 until March 1, 2006 when he became President and CEO of CX2 Technologies Inc. During his service to Bizcom U.S.A., Inc. he was not an officer or Director of Bizcom. Since March 2006, he conducted certain negotiations and transactions with Bizcom, including the 10-year Airtime Agreement and non-exclusive licensing agreement described below. Such negotiations and transactions were effected at "arms' length" as a representative of a separate and discrete company.

On March 5, 2006, the Company agreed to purchase certain 220 MHz FCC licenses and related hardware and software for the initial planned operation of such licenses in certain geographical areas of Florida, Illinois, Michigan and Texas from Bizcom U.S.A., Inc.. As part of this transaction the Company issued 5,000,000 shares of Common Stock with a fair value of $5,000,000 (based on a recent cash offering price) to Bizcom. Due to certain security covenants placed on the sale of these licenses, Bizcom was unable to conclude the sale to the Company.

On March 6, 2006, the Company executed a ten year 200-220 MHz Airtime Agreement, which was subsequently amended effective March 19, 2007 (as amended, the "Air Time Agreement"), for the non-exclusive use of five hundred million minutes on all of the Bizcom FCC licenses. The Air Time Agreement required payment by CX2 of a monthly user fee of $4,000, which was subsequently eliminated when the Air Time Agreement was amended in March 2007, and also provided for the retention of the 5 million previously issued shares by Bizcom.

On February 26, 2007, CX2 and Bizcom entered into a Licensing Agreement & Asset Sale (the "Licensing Agreement"), pursuant to which CX2 acquired from Bizcom a non-exclusive license to its wireless digital data intellectual property for cash payments and 1.5 million shares of common stock, which were not issued. This license granted the Company the right to use Bizcom proprietary technologies without restriction, including rights to further develop the existing technology or new technology, which new development would be owned by CX2. In addition, CX2 bought from Bizcom all of its digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory included all digital base stations, RRM boards and connective cabling, combiners, racks, antennas, maintenance equipment, lab equipment, and office equipment, at the Company’s Burr Ridge offices in Illinois, together with any such equipment in any Bizcom storage facility in Illinois.

During the year ended March 31, 2007, the Company purchased $232,500 of finished goods inventory from Bizcom.

During the years ended March 31, 2008 and March 31, 2007, a stockholder, Halody Consulting, LLC, loaned the Company $572,568 for working capital. The loan bears interest at 8% per annum and is payable on demand. This loan is convertible into common stock at a conversion rate of $0.025 per share, and as of March 31, 2008, $132,000 had been converted. The remaining amounts due under the loan have since been forgiven.

Mr. Rand has loaned the Company $32,500 during the quarter ended June 30, 2008. The loan is interest free and is due on demand.

Using the standards of the NASDAQ Capital Market, which listing standards are not applicable to the Company, the Company's Board has determined that its sole director would not qualify under such standards as an independent director. The Company did not consider any relationship or transaction between itself and Mr. Rand not already disclosed in this report in making this determination.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS - beginning on page F-1 of this Report:

- Independent Auditors' Report

- Balance Sheet at March 31, 2008

- Statements of Operations for the Years Ended March 31, 2008 and 2007

- Statement of Changes in Stockholders' Equity for the Years Ended March 31, 2008 and 2007

- Statements of Cash Flows for the Year Ended March 31, 2008 and 2007

- Notes to Financial Statements

2. EXHIBITS -

(except as otherwise indicated, all exhibits were previously filed)

Exhibit #	Description

3.1	Articles of Incorporation, incorporated by reference, filed with the Company's Form 10-SB on January 11, 2007.
3.2	Bylaws, incorporated by reference, filed with the Company's Form 10-SB on January 11, 2007.
3.3	Amendment to Articles of Incorporation, incorporated by reference, filed with the Company's Form 10-SB on January 11, 2007.
3.4	Amendment to Articles of Incorporation, incorporated by reference, filed with the Company's Form 10-SB on January 11, 2007.
10	220-222 MHz Air Time Agreement, dated March 6, 2006, between Bizcom U.S.A., Inc. and CX2 Technologies, Inc., incorporated by reference, filed with the Company's Form 10-SB on January 11, 2007.
10.1	Asset Purchase Agreement, dated March 5, 2006, between Bizcom U.S.A., Inc. and CX2 Technologies, Inc., incorporated by reference, filed with the Company's Form 10-SB on January 11, 2007.

10.2	Licensing Agreement and Asset Sale dated February 26, 2007, between Bizcom U.S.A., Inc. and CX2 Technologies, Inc., incorporated by reference, filed with the Company's Form 10-SB on January 11, 2007.
10.3
First Amendment to 220-222 MHz Airtime Agreement dated March 19, 2007, between Bizcom U.S.A., Inc. and CX2 Technologies, Inc., incorporated by reference, filed with the Company's Form 10-KSB on December 14, 2007.

10.4	Distributor Agreement with ESP Wireless Agreement dated June 4, 2006, incorporated by reference, filed with the Company's Form 10-KSB on December 14, 2007.
10.5	Intentionally Omitted.
10.6	Consulting Agreement, dated January 25, 2008, by and between CX2 Technologies, Inc. and GEOCommand, Inc., incorporated by reference, filed with the Company's Form 8-K on March 19, 2008.
10.7	Release Agreement, dated March 20, 2008, by and between CX2 Technologies, Inc. and ESP Wireless Technology Group, Inc., incorporated by reference, filed with the Company's Form 8-K on June 11, 2008.
10.8
Settlement Agreement, dated as of June 2, 2008 and effective as of March 31, 2008, by and among CX2 Technologies, Inc., GEOCommand, Inc., Michael Rand, Albert Koenigsberg, Halody Consulting, LLC and Peter Kirschner, incorporated by reference, filed with the Company's Form 8-K on June 11, 2008.

10.9
Redemption, Settlement and Release Agreement, dated June 6, 2008, by and among CX2 Technologies, Inc., Adam and Julie Reiser, Michael Rand, Albert Koenigsberg and Digital Dial, LLC, incorporated by reference, filed with the Company's Form 8-K on June 11, 2008.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer, filed herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Reports on Form 8-K

On March 6, 2008, the Company filed a Form 8-K in which it announced the resignation of Adam Reiser as sole director, President and Chief Executive Officer and the appointment of Michael Rand as President, Chief Executive Officer and sole director.

On March 7, 2008, the Company filed a Form 8-K/A amending its Form 8-K filed on March 6, 2008.

On March 19, 2008, the Company filed a Form 8-K in which it announced the Company's entry into a consulting agreement with GEOCommand, Inc.

On June 11, 2008, the Company filed a Form 8-K in which it announced its entry into settlement agreements with ESP Wireless Technology Group, Inc., Peter Kirschner, Halody Consulting, LLC, Adam and Julie Reiser and Digital Dial, LLC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Webb & Company, P.A. has served as the Company's principal accountant since September 1, 2006. Their fees billed to the Company for the past two fiscal years are set forth below:

	2008	2007

Audit Fees	$39,353	$13,694

Audit Related Fees	--	--

Tax Fees	--	--

All Other Fees	--	--

Total Fees	$39,353	$13,694

•	Audit Fees

- Including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB.

•	Audit Related Fees

- Consists of assurance related services by the independent auditors that are reasonably related to the performance of the audit and review of our financial statements and are not included under audit fees.

•	Tax Fees

- These services included assistance regarding federal, state and local tax compliance and return preparation.

•	All Other Fees

- Includes time and procedures related to change in independent accountants and research and assistance provided to the Company.

During its fiscal year ended March 31, 2008, the Company did not have an Audit Committee and the Company's sole director pre-approved all fees of the principal accountant.  The Company's principal accountant did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2008	CX2 Technologies. Inc. (Registrant) By: /s/ Michael Rand Michael Rand, Chief Executive Officer, Principal Executive and Financial Officer

CX2 TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

March 31, 2008 and 2007

WC
Webb & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
CX2 Technologies, Inc

We have audited the accompanying balance sheet of CX2 Technologies, Inc as of March 31, 2008, and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of CX2 Technologies, Inc as of March 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has a net loss of $2,355,457, a negative cash flow from operations of $467,183 during the year ended March 31, 2008, a working capital deficiency of $1,168,987 and a stockholders' deficiency of $969,999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Webb & Company, P.A.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
July 15, 2008

1501 Corporate Drive, Suite 150 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

CX2 Technologies, Inc.
Balance Sheet
March 31, 2008

ASSETS

Current Assets
Cash and cash equivalents	$2,917
Total Current Assets	2,917

Property and Equipment, net	193,540

Other Assets
Deposits	5,448
Total Other Assets	5,448

Total Assets	$201,905

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued expenses	$319,454
Notes payable - related parties	852,450
Total Current Liabilities	1,171,904

Total Liabilities	1,171,904

Stockholders' Deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and oustanding	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 23,057,210 issued and outstanding	23,057
Additional paid-in capital	9,282,122
Accumulated deficit	(10,275,178)

Total Stockholders' Deficiency	(969,999)

Total Liabilities and Stockholders' Deficiency	$201,905

See accompanying notes to financial statements

CX2 Technologies, Inc.
Statement of Operations
For the Years Ended March 31, 2008 and 2007

	For the Year Ended
	March 31, 2008	March 31, 2007

Revenue	$81,150	$22,000
Cost of Sales	233,625	2,402
Gross Profit (Loss)	(152,475)	19,598

Operating Expenses
Selling, general and administrative	713,147	822,317
Loss on impairment	-	6,788,286
Depreciation and amortization	52,291	307,123
Total Operating Expenses	765,438	7,917,726

Loss from Operations	(917,913)	(7,898,128)

Other Expense
Interest expense	(41,544)	(2,174)
Loss on conversion	(1,396,000)	-
Total Other Expense	(1,437,544)	(2,174)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,355,457)	(7,900,302)

Provision for Income Taxes	-	-

Net Loss	$(2,355,457)	$(7,900,302)

Net Loss Per Share - Basic and Diluted	$(0.13)	$(0.48)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	18,349,237	16,506,144

See accompanying notes to financial statements

CX2 Technologies, Inc.
Statement of Stockholders' Deficiency
For the years ended March 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional Paid-in	Deferred Stock	Accumulated	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Deficiency)

Balance, March 31, 2006	-	$-	15,071,000	$15,071	$5,065,929	$(5,000,000)	$(19,419)	$61,581

Common stock issued for cash ($1.00 per share)	-	-	1,176,210	1,176	1,175,034	-	-	1,176,210

Stock Offering Costs	-	-	-	-	(10,031)	-	-	(10,031)

Common stock issued under terms of airtime agreement ($1.00 per share)	-	-	-	-	-	5,000,000	-	5,000,000

Common stock issued under terms of technology license ($1.00 per share)	-	-	1,500,000	1,500	1,498,500	-	-	1,500,000

Net loss for the year ending March 31, 2007	-	-	-	-	-	-	(7,900,302)	(7,900,302)

Balance, March 31, 2007	-	-	17,747,210	17,747	7,729,432	-	(7,919,721)	(172,542)

Common stock issued for cash ($1.00 per share)	-	-	5,000	5	4,995	-	-	5,000

Common stock issued in exchange for services ($1.00 per share)	-	-	25,000	25	24,975	-	-	25,000

Common stock issued in connection with conversion of promissory note ($0.025 per share)	-	-	5,280,000	5,280	1,522,720	-	-	1,528,000

Net loss for the year ending March 31, 2008	-	-	-	-	-	-	(2,355,457)	(2,355,457)

Balance, March 31, 2008	-	$-	23,057,210	$23,057	$9,282,122	$-	$(10,275,178)	$(969,999)

See accompanying notes to financial statements

CX2 Technologies, Inc.
Statement of Cash Flows
For the Years Ended March 31, 2008 and 2007

	For the Year Ended
	March 31, 2008	March 31, 2007
Cash Flows From Operating Activities:
Net Loss	$(2,355,457)	$(7,900,302)
Adjustments to reconcile net loss to net cash used in operations
Amortization and depreciation	52,291	307,123
Common stock issued in exchange for services	25,000	-
Loss on Conversion	1,396,000	-
Loss on Impairment	-	6,788,286
Provision for obsolete inventory	232,500	-
Changes in operating assets and liabilities:
Prepaid expenses	9,000	(9,000)
Accounts payable	(9,250)	9,008
Accrued expenses	221,733	115,365
Deferred revenue	(39,000)	39,000

Net Cash Used in Operating Activities	(467,183)	(883,020)

Cash Flows From Investing Activities:
Deposits	-	(5,448)
Acquisition of intangible license	-	(75,000)
Acquisition of equipment	-	(200,400)

Net Cash Used in Investing Activities:	-	(280,848)

Cash Flows From Financing Activities:
Proceeds from shareholder loan	546,068	181,000
Repayment of shareholder loan	-	(154,500)
Proceeds from note payable - related party	8,000
Repayment of note payable - related party	(102,682)	(25,364)
Stock issued for cash, net of offering costs	5,000	1,166,179

Net Cash Provided by Financing Activities	456,386	1,167,315

Net Increase (Decrease) in Cash	(10,797)	3,447

Cash at Beginning of Period	13,714	10,267

Cash at End of Period	$2,917	$13,714

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Conversion of Promissory Note to Common Stock	$132,000	$-
Stock Issued Under Terms of Technology License	$-	$1,500,000

See accompanying notes to financial statements

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

NOTE 1 - NATURE OF BUSINESS

CX2 Technologies, Inc. (hereinafter the "Company" or "CX2") was incorporated on May 21, 2002 as Brookview Institute, Inc., under the laws of the State of Nevada. On November 16, 2005 the Company changed its name to CX2 Technology, Inc. On December 6, 2005, the Company filed articles of correction to change the name to CX2 Technologies, Inc. On May 10, 2006, the Company domesticated to the State of Florida. Its fiscal year end is March 31.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

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

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

(B) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At March 31, 2008, the Company had cash equivalents of $2,917.

(C) Property and Equipment

Property and equipment, consisting of computer equipment, office furniture and equipment, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is presently five years.

(D) Inventory

Inventory consists of communication devices which are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. The inventory consisted exclusively of finished and unfinished units purchased from a related party.

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

(E) Intangible Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of April 1, 2005. Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No. 142. Certain of the Company's intangible assets which were acquired in March, 2006 are licensing agreements that will be amortized over the term of the ten year agreements. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method shall be used. The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows. An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows. Management reviews the value of our intangible assets quarterly. The Company recorded a loss on impairment of $6,788,286 during the year ended March 31, 2007.

(F) Revenue Recognition

Revenue from users for network services is recognized at the time that the services are provided. Revenue from sales of radios and other related equipment is recognized at date of delivery to the customer and when collection is reasonably assured. Revenue from services is recognized when the services are provided.

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

(I) Net Loss per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents. As of March 31, 2008 and 2007, there were no common stock equivalents outstanding.

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

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

(K) Stock-Based Compensation

In December 2004 the FASB issued a revised Statement 123 “Accounting for Stock-Based Compensation” (“SFAS 123R”), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual fiscal period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs. As of March 31, 2008 and 2007 the Company has not issued any stock options.

(L) Reclassifications

Certain amounts in the fiscal year 2007 financial statements have been reclassified to conform to the 2008 fiscal year presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

2008

Communications equipment	$200,000
Office and computer equipment	61,456
261,456
Less accumulated depreciation	67,916
Property and equipment, net	$193,540

Depreciation expense was $52,291 and $15,625 for the years ended March 31, 2008 and 2007, respectively.

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

NOTE 4 - USE OF220 MHz LICENSES AND EQUIPMENT

On March 5, 2006, the Company agreed to purchase certain 220 MHz FCC licenses and related hardware and software for the initial planned operation of such licenses in certain geographical areas of Florida, Illinois, Michigan and Texas from a third party owner of such assets, Bizcom U.S.A., Inc. ("Bizcom"). As part of this transaction the Company issued 5,000,000 shares of Common Stock with a fair value of $5,000,000 (based on a recent cash offering price) to Bizcom. Due to certain security covenants placed on the sale of these licenses, Bizcom was unable to conclude the sale to the Company.

On March 6, 2006, the Company executed a ten year 200-220 MHz Airtime Agreement, which was subsequently amended effective March 19, 2007 (as amended, the "Air Time Agreement"), for the non-exclusive use of five hundred million minutes on all of the Bizcom FCC licenses. The Air Time Agreement required payment by CX2 of a monthly user fee of $4,000, which was subsequently eliminated when the Air Time Agreement was amended in March 2007, and also provided for the retention of the 5 million previously issued shares by Bizcom.

On February 26, 2007, CX2 and Bizcom entered into a Licensing Agreement & Asset Sale (the "Licensing Agreement"), pursuant to which CX2 acquired from Bizcom a non-exclusive license to its wireless digital data intellectual property for cash payments and 1.5 million shares of common stock, which were not issued. This license granted the Company the right to use Bizcom proprietary technologies without restriction, including rights to further develop the existing technology or new technology, which new development would be owned by CX2. In addition, CX2 bought from Bizcom all of its digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory included all digital base stations, RRM boards and connective cabling, combiners, racks, antennas, maintenance equipment, lab equipment, and office equipment, at the Company’s Burr Ridge offices in Illinois, together with any such equipment in any Bizcom storage facility in Illinois.

2008
Airtime agreement	$5,000,000
Technology license	2,079,784
7,079,784
Less accumulated amortization	291,498
Impairment	6,788,286
Intangible assets, net	$-

During the year ended March 31, 2007, the Company recognized a $6,788,286 loss on impairment.

NOTE 5 - DEBT

Debt as of March 31, 2008 consists of the following:

2008

Promissory note to a related party, payable in monthly installments of $ 25,000. Interest calculated at 5% per annum.	$376,740

Unsecured note payable to a related party. This note is payable on demand with no interest.	8,000

Unsecured note payable to a shareholder. This note is payable on demand with interest at 8% per annum. (See Note 9)	467,710
852,450
Less current portion of long term notes payable	$852,450
Total	-

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

NOTE 6 - INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax expense for the years ended March 31, 2008 and 2007 are summarized as follows:

2008	Current	Deferred	Total

Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-

2007	Current	Deferred	Total

Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-

Income tax expense for the year ended March 31, 2008 differed from the amounts computed by applying the statutory U.S. Federal corporate income tax rate of 34% and state income tax at a rate of 5.5% to income before income tax benefit as a result of the following:

2008

Expected income tax expense (benefit) from operations:	$(886,358)
Permanent differences	-
Valuation allowance	886,358
Total	$-

The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2008 and 2007 are as follows:

Deferred tax assets:	2008	2007

Net operating loss carryforwards (benefit)	$(3,866,549)	$(2,980,191)
Total gross deferred tax assets	3,866,549	2,980,191
Less valuation allowance	3,866,549	2,980,191
Net deferred tax assets	$-	$-

The Company had a net operating loss carry forward of approximately $10,275,178 available to offset future taxable income through 2028. The valuation allowance at March 31, 2008 was $3,866,549. The net change in the valuation allowance for the year ended March 31, 2008 was an increase of $886,358.

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

NOTE 7 - STOCKHOLDERS’ EQUITY

(A) Common Stock

All shares of common stock are identical with each other in every respect, and the holders thereof are entitled to one vote for each share of common stock upon all matters upon which the shareholders have the right to vote.

(B) Preferred Stock

The Company has 5,000,000 shares of $0.001 par value preferred stock authorized with such preferences as the Board of Directors may designate.

(C) Private Placements of Common Stock

The Company previously offered, through its private placement memorandum dated March 6, 2006 and as amended on September 27, 2006 (the “PPM”), up to a maximum of 5,000,000 shares of its common stock par value $.001 per share, at a price of $1.00 per share for total gross offering proceeds of up to $5,000,000. For the year ended March 31, 2008, the Company issued 5,000 shares of common stock for gross proceeds of $ 5,000 pursuant to the PPM. The PPM was terminated in June of 2008.

(D) Stock Issued for Services

The Company issued 25,000 shares in June, 2007 in exchange for consulting services at $ 1.00 per share.

(E) Stock Issued for Promissory Note Payable

The Company issued 5,280,000 shares in February, 2008 in connection with the conversion of two promissory notes totaling $132,000, at $0.025 per share. The fair value of the common stock on the dates of conversion was $0.35 and $0.15 and the Company recorded a loss on the conversions of $1,396,000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

(A) Operating Lease Obligations

On April 12, 2006, the Company entered into a 60-month operating lease for office space in Boynton Beach, Florida beginning June 1, 2006 for $4,459 per month, exclusive of recurring utility expenses. The Company vacated this office space in February, 2008. The landlord obtained a $226,562 default judgment against the Company in February 2008. The balance of the rent due under this lease agreement and the judgment of $226,562 have been accrued in these financial statements.

Rent Expense for the year ended March 31, 2008 and 2007 was $288,004 and $63,739, respectively.

(B) Distributor Agreement

On June 4, 2006 the Company entered into a distributor agreement with ESP Wireless (“ESP”) a dealer and distributor of wireless services and products in the greater Chicago metropolitan area to market the Company’s products and services. The Company and ESP agreed to terminate the agreement in March 2008.

NOTE 9 - RELATED PARTY TRANSACTIONS

Bizcom is a major shareholder of the Company. On March 5, 2006, the Company agreed to purchase certain 220 MHz FCC licenses and related hardware and software for the initial planned operation of such licenses in certain geographical areas of Florida, Illinois, Michigan and Texas from Bizcom. As part of this transaction the Company issued 5,000,000 shares of Common Stock with a fair value of $5,000,000 (based on a recent cash offering price) to Bizcom. Due to certain security covenants placed on the sale of these licenses, Bizcom was unable to conclude the sale to the Company.

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 AND 2007

On March 6, 2006, the Company executed a ten year 200-220 MHz Airtime Agreement, which was subsequently amended effective March 19, 2007, for the non-exclusive use of five hundred million minutes on all of the Bizcom FCC licenses. The Air Time Agreement required payment by CX2 of a monthly user fee of $4,000, which was subsequently eliminated when the Air Time Agreement was amended in March 2007, and also provided for the retention of the 5 million previously issued shares by Bizcom.

On February 26, 2007, CX2 and Bizcom entered into a Licensing Agreement & Asset Sale, pursuant to which CX2 acquired from Bizcom a non-exclusive license to its wireless digital data intellectual property for cash payments and 1.5 million shares of common stock, which were not issued. This license granted the Company the right to use Bizcom proprietary technologies without restriction, including rights to further develop the existing technology or new technology, which new development would be owned by CX2. In addition, CX2 bought from Bizcom all of its digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory included all digital base stations, RRM boards and connective cabling, combiners, racks, antennas, maintenance equipment, lab equipment, and office equipment, at the Company’s Burr Ridge offices in Illinois, together with any such equipment in any Bizcom storage facility in Illinois.

During the year ended March 31, 2007, the Company purchased $ 232,500 of finished goods inventory from Bizcom at historical cost.

During the years ended March 31, 2008 and 2007, a stockholder loaned the Company $441,210 and $26,500 for working capital. The loan bears interest at 8% per annum and is payable on demand. (See Note 12)

During the year-ended March 31, 2008, a related party loaned the Company $8,000 for working capital. The loan is unsecured, due on demand and bears no interest.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $2,355,457 and a negative cash flow from operations of $467,183 during the year ended March 31, 2008 a working capital deficiency of $1,168,987 and a stockholder’s deficiency of $969,999. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company was in the development stage from May 2002 until January, 2007, at which time operations began. The Company has incurred a loss from operations, and its present level of revenues is not sufficient to cover all the Company’s incurred expenses. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations. Management’s plans in this regard are to complete its private placement and to further pursue its business plan relating to the operation and management of its 220 MHz digital wireless data communications services. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 - CONCENTRATION OF CREDIT RISKS

Customers

For the year ended March 31, 2008 and 2007, one customer accounted for all of the Company's sales. The Company purchases its radios primarily from one vendor, which accounted for all of the Company's product purchases. As such, the Company believes that it has a concentration of credit risk within its sales because of the limited customer base.

NOTE 12 - SUBSEQUENT EVENTS

The promissory notes payable and accrued interest to a related party of $467,710 were forgiven by a stockholder and recorded as contributed to capital subsequent to year-end. (See Note 9).

The Company received $32,500 in loans from a related party subsequent to year end. These loans are unsecured, due on demand and bear no interest.

The Company received $6,068 in loans from an unrelated party subsequent to year end. These loans are unsecured, due on demand and bear no interest.