Form 10-Q
period 2008-06-30
CX2 Technologies, Inc.
filed 2008-08-14
CIK 1384929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission file number 0-52396

CX2 TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2889663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Airport Road, Suite 410B, Boca Raton, FL 33431

(Address of principal executive offices)

(561) 347-9235

Registrant’s telephone number

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

As of August 11, 2008 there were 23,057,210 shares of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CX2 TECHNOLOGIES, INC.
INDEX

CX2 TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
As of June 30, 2008 and March 31, 2008

	June 30, 2008 (Unaudited)	March 31, 2008

ASSETS

Current Assets
Cash and cash equivalents	$1,304	$2,917
Prepaid expenses	1,730	—
Notes receivable	1,245	—

Total Current Assets	4,279	2,917

Property and Equipment, net	180,467	193,540

Other Assets
Deposits	—	5,448

Total Other Assets	—	5,448

Total Assets	$184,746	$201,905

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$372,997	$319,454
Notes payable - related parties	435,353	852,450
Notes payable	5,000	—

Total Current Liabilities	813,350	1,171,904

Total Liabilities	813,350	1,171,904

Stockholders’ Deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 23,057,210 issued and outstanding	23,057	23,057
Additional paid-in capital	9,749,832	9,282,122
Accumulated deficit	(10,401,493)	(10,275,178)

Total Stockholders’ Deficiency	(628,604)	(969,999)

Total Liabilities and Stockholders’ Deficiency	$184,746	$201,905

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the Three Months Ended June 30, 2008 and 2007

	June 30, 2008	June 30, 2007

Revenue	$5,250	$39,000
Cost of sales	—	12,382

Gross Profit	5,250	26,618

Operating Expenses
Selling, general and administrative	118,485	183,438
Depreciation and amortization	13,073	13,073

Total Operating Expenses	131,558	196,511

Loss from Operations	(126,308)	(169,893)

Other Expense
Interest expense	(7)	(5,674)

Total Other Expense	(7)	(5,674)

LOSS BEFORE PROVISION FOR INCOME TAXES	(126,315)	(175,567)

Provision for income taxes	—	—

Net Loss	$(126,315)	$(175,567)

Weighted Average Number of Shares Outstanding During the Period - Basic and Diluted	23,057,210	17,750,960

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Three Months Ended June 30, 2008 and 2007

	June 30, 2008	June 30, 2007

Cash Flows From Operating Activities:
Net Loss	$(126,315)	$(175,567)
Adjustments to reconcile net loss to net cash used in operations
Amortization and depreciation	13,073	13,073
Common stock issued in exchange for services	—	25,000
Changes in operating assets and liabilities:
Accounts receivable	(1,245)	—
Prepaid expenses	(1,730)	9,000
Deposits	5,448	—
Accounts payable and accrued expenses	53,543	867
Deferred revenue	—	(39,000)

Net Cash Used in Operating Activities	(57,226)	(166,627)

Cash Flows From Financing Activities:
Proceeds from notes payable - related parties	50,613	237,284
Proceeds from notes payable	5,000	—
Repayment of notes payable	—	(89,371)
Stock issued for cash, net of offering costs	—	5,000

Net Cash Provided by Financing Activities	55,613	152,913

Net Decrease in Cash	(1,613)	(13,714)

Cash at Beginning of Period	2,917	13,714

Cash at End of Period	$1,304	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$7	$—

Taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock issued under terms of airtime agreement	$—	$25,000

Conversion of notes payable - related parties to equity	$467,710	$—

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

CX2 Technologies, Inc. (hereinafter the “Company” or “CX2”) was incorporated on May 21, 2002 as Brookview Institute, Inc., under the laws of the State of Nevada. On November 16, 2005 the Company changed its name to CX2 Technology, Inc. On December 6, 2005, the Company filed articles of correction to change the name to CX2 Technologies, Inc. On May 10, 2006, the Company domesticated to the State of Florida. Its fiscal year end is March 31.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Interim Reporting

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

Going-Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $126,315 and a negative cash flow from operations of $57,226 during the three months ended June 30, 2008, a working capital deficiency of $632,883 and a stockholder’s deficiency of $628,604. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company was in the development stage from May 2002 until January, 2007, at which time operations began. The Company has incurred a loss from operations, and its present level of revenues is not sufficient to cover all the Company’s incurred expenses. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations. Management’s plans in this regard are to complete its private placement and to further pursue its business plan relating to the operation and management of its 220 MHz digital wireless data communications services. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CX2 TECHNOLOGIES, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net Loss Per Share

The Company follows the provisions of SFAS No. 128, “Earnings per Share,” which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents. As of June 30, 2008 there were no common stock equivalents outstanding.

Reclassifications

Certain amounts in the fiscal year 2008 financial statements have been reclassified to conform to the 2009 fiscal year presentation.

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 03-6-1 on its financial position and results of operations.

CX2 TECHNOLOGIES, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of April 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its financial statements.

NOTE 3 – NOTES PAYABLE-RELATED PARTIES

Debt as of June 30, 2008 consists of the following:

2008

Promissory note to a related party, payable in monthly installments of $25,000. Interest calculated at 5% per annum.	$376,740

Unsecured note payable to a related party. These notes are payable on demand with no interest.	58,613

435,353
Less current portion of long term notes payable	$435,353

Total	—

A promissory note payable and accrued interest to a related party of $467,710 were forgiven by a stockholder and recorded as additional paid-in capital during the period ended June 30, 2008.

During the three months ended June 30, 2008, related parties loaned the Company $50,613 for working capital purposes. These loans are unsecured, due and demand and bear no interest.

CX2 TECHNOLOGIES, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2008

NOTE 4 – STOCKHOLDERS’ EQUITY

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

Private Placements of Common Stock

The Company previously offered, through its private placement memorandum dated March 6, 2006 and as amended on September 27, 2006 (the “PPM”), up to a maximum of 5,000,000 shares of its common stock par value $.001 per share, at a price of $1.00 per share for total gross offering proceeds of up to $5,000,000. The PPM was terminated in June of 2008.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

In April, 2006, the Company entered into a 60-month operating lease for office space in Boynton Beach, Florida beginning June 1, 2006 for $4,459 per month, exclusive of recurring utility expenses. The Company vacated this office space in February, 2008 and the landlord obtained a $226,562 default judgment which has been accrued in these financial statements.

NOTE 6 – RELATED PARTY TRANSACTIONS

Bizcom is a major shareholder of the Company. The Company has non-exclusive access to 500 million minutes of airtime in the 220 MHz frequency band as a result of their Airtime Agreement with Bizcom which was entered into in March, 2006. In addition, the Company has another non-exclusive license agreement with Bizcom which provides for rights to use certain wireless digital data intellectual property, including rights to further develop the existing technology or new technology, which new development would be owned by the Company.

During the three months ended June 30, 2008, related parties loaned the Company $50,613 for working capital purposes. These loans are unsecured, due on demand and bears no interest. See Note 3 for additional information on related party notes payable.

NOTE 7 – CONCENTRATION OF CREDIT RISKS

Customers

For the three months ended June 30, 2008, one customer accounted for all of the Company’s sales. The Company purchases its radios primarily from one vendor, which accounted for all of the Company’s product purchases during that period. As such, the Company believes that it has a concentration of credit risk within its receivables because of the limited customer base.

NOTE 8 – SUBSEQUENT EVENT

The Company received $23,000 in loans from a related party subsequent to year end. These loans are unsecured, due on demand and bear no interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2008 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our Form 10-KSB for the fiscal year ended March 31, 2008. Historical results may not be indicative of future performance.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” below and in the “Risk Factors” section of our Form 10-KSB for the fiscal year ended March 31, 2008 that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

CX2 Technologies, Inc is engaged in the development and sale of 220 MHz digital wireless data communications technologies and related services.

The Company currently markets CX2 branded data technology and services for use by various commercial/industrial applications and the Homeland Security/Public Safety sector. We believe that due to advances in 220 MHz technology and equipment and the lower costs generally associated with lower frequency band usage in comparison to cellular telephone and other wireless communications services, a broad spectrum of potential commercial and public safety/ emergency disaster relief end-users may find the Company’s services advantageous and desirable, which could result in fee-based subscribership and/or high margin technology sales. The Company cannot assure, however, that it is correct in such a belief or that it will be successful in any of such efforts.

We intend to grow primarily by (a) marketing efforts to the Homeland Security/Public Safety sector; and (b) through the sale of the CX2 data modems and base stations to existing 220 MHz license holders. There can be no assurance that we will be successful in executing our business plan.

We have a working capital shortage, and must continue to seek and secure significant capital from outside funding sources as our cash flow from operations is insufficient to sustain operations. No assurances can be given that we will be successful in obtaining such needed capital. Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for up to approximately one to two months from the date of this filing.

We have no financing sources in place and no assurances are given as to the availability of any financing, or if available, the terms thereof. We will require additional capital within the next month to continue our operations, the failure of which to obtain could materially adversely affect the Company and its business.

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

The Company continues to be in its initial phase of operations with limited assets and capital. For the three months ended June 30, 2008, we had a net loss of $126,315.

We believe that we will have to increase the number of our personnel over the next approximately 6-12 months as our business expands due to the need to increase our networking and marketing efforts.

Results of Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenues. Revenues from operations for the three months ended June 30, 2008 reflected a decrease of $33,750 from the three months ended June 30, 2007, due to a decrease in sales of equipment, primarily base stations. Revenues in both periods were minimal as the Company has not yet fully commenced its operations and will not do so until additional capital is raised.

Cost of Sales. There were no costs of sales for the three months ended June 30, 2008 as compared to $12,382 in the three months ended June 30, 2007 due to the Company’s decision to adjust its inventory that was considered obsolete at March 31, 2008.

Operating Expenses. Operating expenses decreased by $64,953 to $131,558 for the three months ended June 30, 2008, as compared to $196,511 for the three months ended June 30, 2007 due to a decrease in the number of staff employed.

Net Loss. The Company’s net loss was $126,315 for the three months ended June 30, 2008, as compared to a net loss of $175,567 for the three months ended June 30, 2007. The decrease in the net loss is primarily due to the decrease in operating expense salaries and cost of sales.

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

We were in a working capital shortage at the three months ended June 30, 2008 and cash flow from operations is insufficient to sustain our operations as of the date of this filing. As of the date of this filing, the Company still requires additional financing to sustain operations until additional subscribers can be obtained. No assurances are given that we will be successful in obtaining additional needed capital. Our inability to secure such additional capital will materially adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will enable us to sustain current operations for up to approximately one year.

At June 30, 2008, we had stockholders’ deficiency of $628,604, total assets of $184,746 and total current liabilities of $813,350. For the three months ended June 30, 2008, we have incurred losses of $126,315 and we used cash in operations of $57,226. Our operations and acquisitions have been funded by loans from our management and unrelated parties. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities.

In the event we are unable to raise additional capital within the next month, such event will significantly restrict and possibly cause us to cease our operations which would have a substantial adverse effect on the Company and shareholders.

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

Critical Accounting Policies and Estimates

Note 2 of the Notes to the Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our financial statements. We consider the following accounting policies and methods to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment or the use of estimates. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

Risk Factors

You should consider the following discussion of risks as well as other information regarding our operations. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. For a more detailed discussion of the risks facing us, you should review the “Risk Factors” sections contained in our Form 10-KSB for the fiscal year ended March 31, 2008.

•

The Company does not have sufficient capital for operations, and a failure to obtain additional financing within one month from the filing date of this Report may preclude its ability to stay in business

•	The Company has historically lost money and expects its losses will continue in the future

•	The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern

•	The Company is dependent on its relationships with GEOCommand and Bizcom for a substantial portion of its currently proposed products and licensed intellectual property

•	Uncertain demand for the Company’s services may cause revenues to fall short of expectations and expenses to be higher than forecast if the Company needs to incur more marketing costs

•	The Company may acquire other companies, which will reduce its income in the event the Company is not able to integrate them into its existing operations

•	New and existing competition may gain market share and limit the Company’s potential growth

•	The Company’s ability to achieve profitable operations is directly tied to the Company’s ability to attract and retain customers

•	There are a limited number of successful operators within the 220 MHz wireless industry

•	We cannot assure our success in our planned business operations

•	The Company could fail to attract or retain key personnel, which could hamper its ability to generate income

•

The Company may enter into option agreements to acquire select assets of other 220 MHz system owners/operators, which may include 220 MHz licenses, and with options the Company is subject to continued control of the assets by the owner/operators

•	We are subject to a number of risks associated with our development plans

•	Broad based market acceptance of our products is uncertain as there is limited operating history for our industry

•	We are subject to substantial competition

•	We depend on third party manufacturers and suppliers for components of all of the products we sell

•	We depend on our internally developed and licensed intellectual property

•	We could incur substantial costs defending our intellectual property from infringement by others

•	We could incur substantial costs defending against claims that our products infringe on the proprietary rights of others

•	Our sales may be concentrated in public sector markets that inherently possess additional risks that could harm our business

•

We may depend on federal government contracts for a substantial portion of our future revenues, and the loss of federal government contracts or a decline in funding of existing or future government contracts could adversely affect our future revenues

•	Our failure to comply with, or changes in, governmental regulation could adversely affect our business and operations

•	We may be unable to meet the rapid technology changes required by our market

•	Our future operations will depend upon our ability and the resources available to respond to the rapidly evolving technology and customer requirements in the markets in which we will operate

•	The Company’s common stock is a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements

•	The Company does not intend to pay any dividends

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosure in this Quarterly Report.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive and financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation and subject to the limitations noted below, such person concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report, were effective to provide reasonable assurance that the information required to be disclosed by the Company in periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Management has implemented procedures to improve the effectiveness of internal controls over accounts payable and accrued liabilities during the three months ending June 30, 2008.

ITEM 5. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

	31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer

	32	Section 1350 Certification

(b)	Reports on Form 8-K:

On June 11, 2008, the Company filed a Form 8-K in which it announced its entry into settlement agreements with ESP Wireless Technology Group, Inc., Peter Kirschner, Halody Consulting, LLC, Adam and Julie Reiser and Digital Dial, LLC.

On August 7, 2008, the Company filed a Form 8-K announcing the dismissal of Webb & Company PA and the retention of Jewett, Schwartz, Wolfe & Associates as the Company’s independent registered public accounting firm, effective August 1, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008	CX2 Technologies, Inc.
(Registrant)

By: /s/ Michael B. Rand

Michael B. Rand, Chief Executive Officer, Principal Executive Financial and Accounting Officer