Form 10-Q/A
period 2007-06-30
CX2 Technologies, Inc.
filed 2008-10-30
CIK 1384929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission file number 0-52396

CX2 TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-2889663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Airport Road, Suite 410B, Boca Raton, Florida 33431

(Address of principal executive offices)

(561) 347-9235

Issuer’s telephone number

_________________________________________

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

Yes ☐ No ☒

As of September 12, 2008 there were 23,547,210 shares of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

We are filing this amended quarterly report on Form 10-QSB to add certain additional disclosures and revise existing disclosures contained in the Quarterly Report filed with the SEC on December 14, 2007 for the quarterly period ended June 30, 2007. While some language in the financial statement footnotes has been revised, no changes have been made to the financial statements contained in the original filing.

This Form 10-QSB/A (Amendment No. 1) is limited in scope to the items identified above and should be read in conjunction with the Form 10-KSB for the fiscal year ended March 31, 2008 and our other filings with the SEC.

This Form 10-QSB/A (Amendment No. 1) does not reflect events occurring after the initial filing of the Form 10-QSB or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-QSB.

CX2 TECHNOLOGIES, INC.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CX2 TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(For the Three Months Ended June 30, 2007 and the Year Ended March 31, 2007

	June 30, 2007	March 31, 2007

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$13,714
Inventories, net	232,500	232,500
Prepaid expenses	—	9,000

Total current assets	232,500	255,214

Property and equipment, net	232,758	245,832

Other assets
Deposits	5,448	5,448

Total other assets	5,448	5,448

Total Assets	$470,706	$506,494

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$500	$9,250
Accrued expenses	132,352	78,076
Accrued payroll	—	46,789
Deferred revenue	—	39,000
Notes payable - related parties	537,652	324,128

Total current liabilities	670,504	497,243

Long-term liabilities
Notes payable - related parties	118,311	181,793

Total liabilities	788,815	679,036

Commitments and contingencies	—	—

Stockholders’ deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 17,777,210 and 17,747,180 shares issued and outstanding, respectively	17,777	17,747
Additional paid-in-capital	7,759,402	7,729,432
Accumulated deficit	(8,095,288)	(7,919,721)

Total Stockholders’ deficiency	(318,109)	(172,542)

Total liabilities and stockholders’ deficiency	$470,706	$506,494

See accompanying notes to financial statements.

CX2 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the Three Months Ended June 30, 2007 and 2006

	For the Three Months Ended June 30,

	2007	2006

Revenues:	$39,000	$—
Cost of sales	12,382	—

Gross margin	26,618	—

Operating expenses:
Selling, general and administrative	183,438	122,529
Depreciation and amortization	13,073	3,073

Total operating expenses	196,511	125,602

Loss from operations	(169,893)	(125,602)

Other income (expense):
Interest expense	(5,674)	(447)

Total other income (expense)	(5,674)	(447)

Loss before provision for income taxes	(175,567)	(126,049)

Provision for income taxes	—	—

Net loss	$(175,567)	$(126,049)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding During the period - basic and diluted	17,750,960	15,254,716

See accompanying notes to financial statements.

CX2 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Three Months Ended June 30, 2007 and 2006

	For The Three Months Ended June 30, 2007	For The Three Months Ended June 30, 2006

Cash Flows from operating activities:
Net loss	$(175,567)	$(126, 049)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amotization	13,073	3, 073
Common stock issued in exchange for services	25,000	—
Changes in assets and liabilities
(Increase) decrease in inventories	—	(232, 500)
(Increase) decrease in prepaid expenses	9,000	—
Increase (Decrease) in accounts payable and accrued liabilities	47,656	4, 661
Increase (Decrease) in accrued payroll	(46,789)	12, 557
Increase (Decrease) in deferred revenue	(39,000)	—

Net cash used in operating activities	(166,627)	(338, 258)

Cash flows from investing activities:
Deposits	—	(5, 448)
Acquisition of equipment	—	(400)

Net cash provided by (used in) investing activities	—	(5, 848)

Cash flows from financing activities:
Proceeds from notes payable - related parties	237,284	76, 600
Repayment of notes payable - related parties	(89,371)	—
Proceeds from issuance of common stock	5,000	258, 430

Net cash provided by financing activities	152,913	335, 030

Net increase (decrease) in cash	(13,714)	(9, 076)

Cash, beginning of period	13,714	10, 267

Cash, end of period	$—	$1, 191

Supplemental disclosure of non-cash investing and financing activities:
Stock issued under terms of airtime agreement	$25,000	$—

See accompanying notes to financial statements.

CX2 TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

AS OF JUNE 30, 2007

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2– NATURE OF BUSINESS

CX2 Technologies, Inc. (hereinafter "T~~he~~ “Company") was incorporated on May 21, 2002 as Brookview Institute, Inc., under the laws of the State of Nevada. On November 16, 2005 the Company changed its name to CX2 Technology, Inc. On December 6, 2005, the Company filed articles of correction to change the name to CX2 Technologies, Inc. On May 10, 2006, the Company domesticated to the State of Florida. Its fiscal year end is March 31.

The Company is engaged in the development, operation and management of 220 MHz digital wireless data communications services. In September 2006 the Company entered into a ten year Airtime Agreement for the exclusive use of minutes on 220 MHz Federal Communications Commission (“FCC”) licenses and the related equipment with a third party. This will allow the Company to operate throughout the entire United States and initially in the geographical areas of Florida, Illinois, Michigan and Texas.The Company may also seek to acquire the 220 MHz licenses and related equipment owned by such third party or from one or more other third parties.

NOTE 3– SUMMARY OF ACCOUNTING POLICIES

(A) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At June 30, 2007, Company had no cash equivalents.

(B) Property and Equipment

Property and equipment, consisting of computer equipment, office furniture and equipment, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is presently five years.

(C) Inventory

Inventory consists of communication devices which are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. The inventory consisted exclusively of finished units purchased from a related party from whom the Company acquired its FCC sub-licenses.

(D) Intangible Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of April 1, 2005. Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No. 142. Certain of the Company's intangible assets which were acquired in March~~,~~ 2006 are licensing agreements that will be amortized over the term of the ten year agreements. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method shall be used. The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows. An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows. As of March 31, 2007 the Company recognized an impairment loss of $6,788,286.

CX2 TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

AS OF JUNE 30, 2007

(E) Revenue Recognition

Revenue from users for network services is recognized at the time that the services are provided. Revenue from sales of radios and other related equipment is recognized at date of delivery to the customer and collection is reasonably assured. Revenue from consulting services is recognized at the time that the services are provided.

(F) Estimates

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

(G) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which consists of current liabilities, approximate fair values due to the short-term maturities of such instruments.

(H) Net Loss Per Share

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

(I) Income Taxes

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

(J) Stock-Based Compensation

In December 2004 the FASB issued a revised Statement 123 “Accounting for Stock-Based Compensation” (“SFAS 123R”), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual fiscal period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the dat e required by EITF Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

(K) Reclassifications

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

NOTE 5 - USE OF 220 MHz LICENSES AND EQUIPMENT

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

As of June 30, 2007

Airtime Agreement	$5,000,000
Technology License	$2,079,784
$7,079,784
Less Accumulated Amortization	($291,498)
Impairment	($6,788,286)
$—

During the year ended March 31, 2007, the Company recognized a $6,788,286 loss on impairment.

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

Debt as of June 30, 2007 consists of the following:

Promissory note to a related party, payable in monthly installments of $25,000. Presented net of $20,216 of discount imputed interest calculated at 5% per annum.	$485,095
Unsecured Note payable to a shareholder. The note is payable on demand with interest at 8% per annum	170,868
Unsecured Total	655,963

Less: current portion of long term notes payable	537,652
$118,311

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

(C ) Private Placements of Common Stock

The Company has offered, through its private placement memorandum dated March 6, 2006 and as amended on September 27, 2006 (the “PPM”), up to a maximum of 5,000,000 shares of its common stock par value $.001 per share, at a price of $1.00 per share for total gross offering proceeds of up to $5,000,000.

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

The Company also subleases an office location in Burr Ridge, Illinois for $ 3,000 per month. This sublease is on a month to month agreement with a vendor~~.~~.

(B) Distributor Agreement

On June 4, 2006 the Company entered into a distributor agreement with ESP Wireless (“ESP”) a dealer and distributor of wireless services and products in the greater Chicago metropolitan area to market the Company’s products and services. Under the six month agreement, which can be extended for a further five year period, ESP will be entitled to a commission per subscriber signed to a minimum 1 year CX2 airtime services contract, for Automatic Vehicle Location, using the FleetTracer product.

For each 1,000 subscribers loaded onto our network within the term of the agreement, ESP will receive the following number of shares of common stock of the Company:

First 1,000	15,000
Second 1,000	30,000
Third 1,000	60,000
Fourth 1,000	120,000
Fifth 1,000	240,000
Total	465,000

The Company will also pay ESP $5,000 per month as a consulting fee for managing the dealer network. The Company has not issued any shares or made any payments to ESP as of June 30, 2007.

NOTE 9 - RELATED PARTY TRANSACTIONS

Bizcom is a major shareholder of the Company. The Company has non-exclusive access to 500 million minutes of airtime in the 220 MHz frequency band as a result of their Airtime Agreement with Bizcom which was entered into in March, 2006 and required a monthly user fee of $4,000 commencing in September 2006. In addition, the Company has another non-exclusive license agreement with Bizcom which provides for rights to use certain wireless digital data intellectual property, including rights to further develop the existing technology or new technology, which new development would be owned by the Company.

During the three months ended June 30, 2007, a stockholder loaned the Company $ 144,368 for working capital. The loan bears interest at 8% per annum and is payable on demand. See Note 6 for additional information on related party notes payable.

CX2 TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

AS OF JUNE 30, 2007

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $8,095,288 since inception and a negative cash flow from operations of $ 166,627 during the three months ended June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company was in the development stage from May 2002 until January~~,~~ 2007, at which time operations began. The Company has incurred a loss from operations, and its present level of revenues is not sufficient to cover all the Company’s incurred expenses. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations. Management’s pla ns in this regard are to complete its private placement of up to $5,000,000and to further pursue its business plan relating to the development, operation and management of its 220 MHz digital wireless data communications services. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11– CONCENTRATION OF CREDIT RISKS

Customers

For the three months ended June 30, 2007, one customer accounted for all of the Company's sales. The Company purchases its radios primarily from one vendor, which accounted for all of the Company's product purchases during that period. As such, the Company believes that it has a concentration of credit risk within its receivables because of the limited customer base.

Vendors

The Company relies on one license agreement for 100% of its network access.

NOTE 12 - SUBSEQUENT EVENTS

A shareholder has advanced the Company $ 192,200 since June 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2007 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our Form 10-KSB for our fiscal year ended March 31, 2007. Historical results may not be indicative of future performance.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-QSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” below and in the “Risk Factors” section of our Form 10-KSB for the fiscal year ended March 31, 2007 that may cause actual results to differ materially.

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

Overview

CX2 Technologies, Inc. is engaged in the~~,~~ operation and management of 220 MHz digital wireless data communications services. In September 2006 the Company entered into a ten year Airtime Agreement with Bizcom for the exclusive use of minutes on 220 MHz FCC licenses and the related equipment, including a nationwide 10 channel license~~,~~. This will allow the Company to operate throughout the entire United States and initially the Company plans to operate in the geographical areas of Florida, Illinois, Michigan, Texas and Nevada.The Agreement provides for the exclusive use of 500 million minutes over the term of the Agreement. The Agreement was effected with the third-party for an aggregate purchase price valued at $5,000,000, consisting of 5,000,000 shares of the Company’s restricted Common Stock. The Company may also seek to acquire the 220 MHz licenses and related equipment owned by Bizcom or from one or more third parties.

The expectation of commencing operations initially in Michigan and Texas is based on perceived opportunities in the oil/gas sector of which there are no contracts under negotiation and no assurances can be made that contracts will ever be obtained. Opportunities in Illinois center on creating a subscriber base on the Company’s network in the greater Chicago area. No assurances can be made that the Company will be successful in its attempts to increase its network’s subscriber base through its relationship with ESP Wireless. Opportunities in Florida are based on the Company’s ability to identify and partner with suitable distribution channel(s) serving such geographic location. Discussions are currently underway with a third party candidate, but no assurances can be made that such discussions will lead to a successful conclusion, or that if such discussions are successfully concluded, the third party will be successful in deploying and populating a new southeast Florida data network with subscribers. A similar network plan is being developed for the greater Las Vegas, Nevada geographic region. Discussions are in very early stages and the Company can make no assurances relative to the likelihood of successful conclusion.

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

We have no financing sources in place other than our private placement. If we receive little or no proceeds from our private placement, the Company will only be able to continue its current operations for approximately one (1) to three (3) months from the date of this Report, absent our receipt of funding from other sources. We have no other current financing sources in place and no assurances are given as to the availability of any financing, or if available, the terms thereof. In the event we were to receive all of the capital being raised in our private offering ($5,000,000), the Company believes, although no assurances are given, that such cash proceeds, together with funds anticipated from operations, will provide us with sufficient funds to meet our cash requirements for approximately twelve (12) months following the assumed receipt thereof, provided we do not seek to further accelerate our operational plans. In such event, such time period may also be significantly reduced and we will require additional capital, the failure of which to obtain could materially adversely affect the Company and its business.

We anticipate that even in the event we receive all of the capital being raised in our private placement, such proceeds will not necessarily assure our success or profitability in view of, among other factors, our limited operating history in this business, the uncertainties associated with marketing emerging technologies, and the capital intensive nature of the wireless data and voice industry. We anticipate that profits, if any, will be derived from our success in obtaining subscribers to the network we have and may later develop, of which no assurances are given. We are subject to all the substantial risks inherent in the development of a business enterprise within a sector of the wireless data and voice industry that has itself generated only limited revenues to date industrywide. Accordingly, no assurances can be given that our business will ever be successful or that we will ever be or remain profitable.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the three months ended June 30, 2007 and 2006. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” of this Quarterly Report on Form 10-QSB.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues were $39,000 and $0 for the three months ended June 30 2007 and 2006, respectively. The Company continues to develop its network and anticipates adding subscribers in the second quarter of fiscal year 2008.

Cost of sales was $382 and $0 for the three months ended June 30, 2007 and 2006, respectively.

Depreciation and amortization expense was $13,073 for the three months ended June 30, 2007, compared to $3,073 for the three months ended June 30, 2006.

Selling, general and administration expenses were $183,438, for the three months ended June 30, 2007 compared to $122,529 for the three months ended June 30, 2006. Office salaries were $49,078, accounting fees totaled $22,582 and consulting expenses were $39,949 for the three months ended June 30, 2007. For the three months ended June 30, 2006, expenses related solely to corporate and filing fees.

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

We were in a working capital shortage at the quarter ended June 30, 2007, and currently cash flow from operations is insufficient to sustain our operations. No assurances are given that we will be successful in obtaining needed additional capital. Our inability to secure such additional capital will materially adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will not enable us to sustain current operations for the next twelve months from the date of this Report.

At June 30, 2007, we had stockholder’s deficiency of $318,109, total assets of $470,706 and total current liabilities of $670,504. Since our inception, we have incurred losses of $8,095,288 and during the three months~~,~~ ended June 30, 2007, we used cash in operations of $166,627. Our operations and acquisitions have been funded by the sale of equity in private equity financing from accredited investors and by loans from our management. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities other than our private placement.

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

Critical Accounting Policies and Estimates

Note ~~2~~3 of the Notes to the Financial Statements~~,~~ includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. We consider the following accounting policies and methods to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment or the use of estimates. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

(A) Inventory

Inventory consists of communication devices which are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. The inventory consisted exclusively of finished units purchased from a related party from whom the Company acquired its FCC sub-licenses.

(B) Intangible Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as of April 1, 2005. Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No. 142. Certain of the Company's intangible assets which were acquired in March~~,~~ 2006 are licensing agreements that will be amortized over the term of the ten year agreements. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method shall be used. The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows. An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows. The Company recorded an impairment loss of approximately $6.7 million at March 31, 2007. Management reviews the value of our intangible assets quarterly~~,~~.

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

•	The Company has historically lost money and expects its losses will continue in the future
•	The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern
•	The Company does not have sufficient capital for operations, and a failure to obtain additional financing will preclude its ability to stay in business and become profitable
•	Uncertain demand for the Company’s services may cause revenues to fall short of expectations and expenses to be higher than forecast if the Company needs to incur more marketing costs
•	The Company may acquire other companies, which will reduce its income in the event the Company is not able to integrate them into its existing operations

•	New and existing competition may gain market share and limit the Company’s potential growth
•	The Company’s ability to achieve profitable operations is directly tied to the Company’s ability to attract and retain customers
•	The Company has limited operating experience within the 220 MHz wireless industries
•	We cannot assure our success in our planned business operations
•	The Company could fail to attract or retain key personnel, which could hamper its ability to generate income
•	The Company may enter into option agreements to acquire select assets of other 220 MHz system owners/operators, which may include 220 MHz licenses
•	The Company relies exclusively on a single party to provide the Company with the ten-year airtime minutes required for its product
•	We are subject to a number of risks associated with our development plans
•	Broad based market acceptance of our products is uncertain as there is limited operating history for our industry
•	We are subject to FCC regulations
•	We are subject to substantial competition
•	The Company’s common stock is a "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements
•	The Company does not intend to pay any dividends

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

PART II OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ending June 30, 2007, we issued 30,030 shares of our common stock for an aggregate of $30,030 to accredited investors in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act of 1933, as amended. On March 6, 2006 the Company commenced a private placement offering to sell 5,000,000 shares of common stock at an offer price of $1.00 per share for total maximum gross offering proceeds of $5,000,000. The minimum subscription is $7,500 (7,500 shares), although the Company reserves the right, in its sole discretion, to accept subscriptions for a lesser amount. Each of the certificates representing shares of common stock issued pursuant to the private placement bear a restrictive legend restricting transferability under the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer

32	Section 1350 Certifications

(b)	Reports on Form 8-K:

On April 5, 2007, the Company filed a Current Report on Form 8-K announcing the resignation of Allan Finkelman from his positions as Vice President, Secretary and a director of the Company.

On June 5, 2007, the Company filed a Current Report on Form 8-K announcing the resignation of Sam Hitner from his position as sole director of the Company and the appointment of Adam Reiser as President, CEO and a director of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2008	CX2 Technologies, Inc.
(Registrant)

	By:	/s/ Michael Rand
Michael Rand, Chief Executive Officer, Principal Executive,
Financial and Accounting Officer