Form 10-Q/A
period 2007-09-30
CX2 Technologies, Inc.
filed 2008-10-30
CIK 1384929

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

EXPLANATORY NOTE

We are filing this amended quarterly report on Form 10-QSB to add certain additional disclosures and revise existing disclosures contained in the Quarterly Report filed with the SEC on December 14, 2007 for the quarterly period ended September 30, 2007. While some language in the financial statement footnotes has been revised, no changes have been made to the financial statements contained in the original filing.

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

CX2 TECHNOLOGIES, INC.

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets at September 30, 2007 (unaudited) and March 31, 2007	4

Condensed Statements of Operations for the three months and six months ended September 30, 2007 and 2006 (unaudited)	5

Condensed Statements of Cash Flows for the six months ended September 30, 2007 and 2006 (unaudited)	6

Notes to Condensed Financial Statements	7-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3. Controls and Procedures	17

PART II OTHER INFORMATION

Item 6. Exhibits	18

CX2 TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
As of September 30, 2007 and March 31, 2007

	September 30, 2007	March 31, 2007

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,471	$13,714
Inventories, net	232,500	232,500
Prepaid expenses	—	9,000

Total current assets	233,971	255,214

Property and equipment, net	219,685	245,832

Other assets
Deposits	5,448	5,448

Total other assets	5,448	5,448

Total assets	$459,104	$506,494

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$—	$9,250
Accrued expenses	148,363	78,076
Accrued payroll	—	46,789
Deferred revenue	—	39,000
Notes payable - related parties	776,966	324,128

Total current liabilities	925,329	497,243

Long-term liabilities
Notes payable - related parties	—	181,793

Total liabilities	925,329	679,036

Commitments and contingencies	—	—

Stockholders’ deficiency

Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—

Common Stock, $0.001 par value; 200,000,000 shares authorized, 17,777,210 and 17,747,180 shares issued and outstanding, respectively	17,777	17,747
Additional paid-in-capital	7,759,402	7,729,432
Accumulated deficit	(8,243,404)	(7,919,721)

Total stockholders’ deficiency	(466,225)	(172,542)

Total liabilities and stockholders’ deficiency	$459,104	$506,494

See accompanying notes to financial statements.

CX2 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended September 30, 2007 and 2006

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2007	2006	2007	2006

Revenues:	$—	$—	$39,000	$—
Cost of sales	—	—	12,382	—

Gross margin	—	—	26,618	—

Operating expenses:
Selling, general and administrative	130,236	142,041	313,673	264,570
Depreciation and amortization	13,073	44,740	26,146	47,813

Total operating expenses	143,309	186,781	339,819	312,383

Loss from operations	(143,309)	(186,781)	(313,201)	(312,383)

Other income (expense):
Interest expense	(4,808)	—	(10,482)	(447)

Total other income (expense)	(4,808)	—	(10,482)	(447)

Loss before provision for income taxes	(148,117)	(186,781)	(323,683)	(312,830)

Provision for income taxes	—	—	—	—

Net loss	$(148,117)	$(186,781)	$(323,683)	$(312,830)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	17,777,210	15,553,768	17,764,133	15,553,768

See accompanying notes to financial statements.

CX2 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended September 30, 2007 and 2006

	For The Six Months Ended September 30, 2007	For The Six Months Ended September 30, 2006

Cash flows from operating activities:
Net loss	$(323,683)	$(312,830)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	26,146	47,813
Common stock issued in exchange for services	25,000	—
Changes in Assets and Liabilities
(Increase) decrease in inventories	—	(232,500)
(Increase) decrease in prepaid expenses	9,000	(139,300)
Increase (Decrease) in accounts payable and accrued liabilities	63,167	(242)
Increase (Decrease) in accrued payroll	(46,789)	14,289
Increase (Decrease) in deferred revenue	(39,000)	—

Net cash used in operating activities	(286,159)	(622,770)

Cash flows from investing activities:
Deposits	—	(5,448)
Acquisition of equipment	—	(400)

Net cash provided by (used in) investing activities	—	(5,848)

Cash flows from financing activities:
Proceeds from note payable - related party	506,288	38,827
Repayment of note payable - related party	(237,372)	—
Proceeds from issuance of common stock	5,000	580,930

Net cash provided by financing activities	273,916	619,757

Net increase (decrease) in cash	(12,243)	(8,861)

Cash, beginning of period	13,714	10,267

Cash, end of period	$1,471	$1,406

Supplemental disclosure of non-cash investing and financing activities:
Stock issued under terms of airtime agreement	$25,000	$—

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

As of September 30, 2007

Airtime Agreement	$5,000,000
Technology License	$2,079,784
$7,079,784
Less Accumulated Amortization	($291,498)
Impairment	($6,788,286)
$—

During the year ended March 31, 2007, the Company recognized a $6,788,286 loss on impairment.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Debt as of September 30, 2007 consists of the following:

Promissory note to a related party, payable in monthly installments of $25,000. Presented net of $20,216 of discount imputed interest calculated at 5% per annum.	$428,898
Unsecured Note payable to a shareholder. The note is payable on demand with interest at 8% per annum.	348,068
Unsecured Total	776,966

Less: current portion of long term notes payable	776,966
$—

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

(C) Private Placements of Common Stock

The Company has offered, through its private placement memorandum dated March 6, 2006 and as amended on September 27, 2006 (the “PPM”), up to a maximum of 5,000,000 shares of its commons tock par value $.001 per share, at a price of $1.00 per share for total gross offering proceeds of up to $5,000,000.

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

The Company will also pay ESP $5,000 per month as a consulting fee for managing the dealer network. The Company has not issued any shares or made any payments to ESP as of September 30, 2007.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 11 – CONCENTRATION OF CREDIT RISKS

Customers

For the three months ended September 30, 2007, one customer accounted for all of the Company's sales. The Company purchases its radios primarily from one vendor, which accounted for all of the Company's product purchases during that period. As such, the Company believes that it has a concentration of credit risk within its receivables because of the limited customer base.

Vendors

The Company relies on one license agreement for 100% of its network access.

NOTE 12 – SUBSEQUENT EVENT

A shareholder has advanced the Company $15,000 since September 30, 2007.

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

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements., whether as a result of new information, future events or otherwise.

Overview

CX2 Technologies, Inc. is engaged in the operation and management of 220 MHz digital wireless data communications services. In September 2006 the Company entered into a ten year Airtime Agreement with Bizcom for the exclusive use of minutes on 220 MHz FCC licenses and the related equipment, including a nationwide 10 channel license. This will allow the Company to operate throughout the entire United States and initially the Company plans to operate in the geographical areas of Florida, Illinois, Michigan, Texas and Nevada.The Agreement provides for the exclusive use of 500 million minutes over the term of the Agreement. The Agreement was effected with the third-party for an aggregate purchase price valued at $5,000,000, consisting of 5,000,000 shares of the Company’s restricted Common Stock. The Company may also seek to acquire the 220 MHz licenses and related equipment owned by or from one or more third parties.

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

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company's financial condition and results of operations for the three and six months ended September 30, 2007 and 2006. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" of this Quarterly Report on Form 10-QSB.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

There were no revenues for the three months ended September 30, 2007 and 2006. The Company continues to develop its network and anticipates adding subscribers in the third quarter of fiscal year 2008.

There was no cost of sales for three months ended September 30, 2007 and 2006.

Depreciation and amortization expense was $13,073 and $44,740 for the three months ended September 30, 2007 and September 30, 2006, respectively.

Selling, general and administration expenses were $130,236, in the quarter ended September 30, 2007 compared to $142,041 in the quarter ended September 30, 2006. Office salaries were $49,679, accounting fees totaled $10,000 and consulting expenses were $21,000 for the three months ended September 30, 2007. For the three months ended September 30, 2006 expenses related to solely corporate and filing fees.

Due to the need to increase our networking and marketing efforts, we believe that we will have to continue increasing the number of our personnel over the next 6-12 months.

Six Months Ended September 30, 2007 Compared to the Six Months Ended September 30, 2006

Revenues for the six months ended September 30, 2007 were $39,000. There were no revenues for the six months ended September 30, 2006. The Company continues to develop its network and anticipates adding subscribers in the third quarter of fiscal year 2008.

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

We were in a severe working capital shortage at the fiscal year end, but are in the process of seeking to obtain additional working capital from outside funding sources. Currently cash flow from operations is insufficient to sustain our operations. No assurances are given that we will be successful in obtaining additional needed capital. Our inability to secure such additional capital will materially adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will not enable us to sustain current operations for the next twelve months from the date of this Report.

At September 30, 2007, we had stockholder’s deficiency of $466,225, total assets of $459,104 and total current liabilities of $925,329. Since our inception, we have incurred losses of $8,243,404 and during the six months ended September 30, 2007, we used cash in operations of $286,159. Our operations and acquisitions have been funded by the sale of equity in private equity financing from accredited investors and by loans from our management. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities other than our private placement.

Total assets at September 30, 2007 decreased by $47,390 from $506,494 at March 31, 2007 as a result of decrease in prepaid expenses, property and equipment, and cash. The increase in total liabilities at September 30, 2007 of $246,293 was largely due to accrued expenses of $70,287 and notes payable – related parties $271,045.

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

Critical Accounting Policies and Estimates

Note 3 of the Notes to the Financial Statements, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. We consider the following accounting policies and methods to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment or the use of estimates. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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