Form 10-Q
period 2008-09-30
CX2 Technologies, Inc.
filed 2008-11-19
CIK 1384929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

As of October 28, 2008 there were 23,057,210 shares of the Registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

CX2 TECHNOLOGIES, INC.

INDEX

PART I FINANCIAL INFORMATION

CX2 TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

As of September 30, 2008 and March 31, 2008

	September 30, 2008	March 31, 2008

	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,501	$2,917
Notes receivable	1,245	—

Total Current Assets	6,746	2,917

Property and Equipment, net	167,393	193,540

Other Assets
Deposits	—	5,448

Total Other Assets	—	5,448

Total Assets	$174,139	$201,905

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$444,849	$319,454
Notes payable - related parties	469,786	852,450
Notes payable	9,000	—

Total Current Liabilities	923,635	1,171,904

Total Liabilities	923,635	1,171,904

Stockholders’ Deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 23,057,210 issued and outstanding	23,057	23,057
Additional paid-in capital	9,749,832	9,282,122
Accumulated deficit	(10,522,385)	(10,275,178)

Total Stockholders’ Deficiency	(749,496)	(969,999)

Total Liabilities and Stockholders’ Deficiency	$174,139	$201,905

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three and Six Months Ended September 30, 2008 and 2007

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007

Revenue	$31,151	$—	$36,401	$39,000
Cost of sales	—	—	—	12,382

Gross Profit	31,151	—	36,401	26,618

Operating Expenses
Selling, general and administrative	134,239	130,236	252,724	313,673
Depreciation and amortization	13,074	13,073	26,147	26,146

Total Operating Expenses	147,313	143,309	278,871	339,819

Loss from Operations	(116,162)	(143,309)	(242,470)	(313,201)

Other Expense
Interest expense	(4,729)	(4,808)	(4,737)	(10,482)

Total Other Expense	(4,729)	(4,808)	(4,737)	(10,482)

Net Loss	$(120,891)	$(148,117)	$(247,207)	$(323,683)

Weighted Average Number of Shares Outstanding During the Period	23,057,210	17,777,210	23,057,210	17,764,133

Basic and Diluted

LOSS PER COMMON SHARES BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended September 30, 2008 and 2007

	September 30, 2008	September 30, 2007

Cash Flows From Operating Activities:
Net Loss	$(247,207)	$(323,683)
Adjustments to reconcile net loss to net cash used in operations
Amortization and depreciation	26,147	26,146
Common stock issued in exchange for services	—	25,000
Changes in operating assets and liabilities:
Accounts receivable	(1,245)	—
Prepaid expenses	—	9,000
Deposits	5,448	—
Accounts payable and accrued expenses	130,822	16,378
Deferred revenue	—	(39,000)

Net Cash Used in Operating Activities	(86,035)	(286,159)

Cash Flows From Financing Activities:
Proceeds from notes payable - related parties	91,619	506,288
Proceeds from notes payable	9,000	—
Repayment of notes payable - related parties	(12,000)	—
Repayment of notes payable	—	(237,372)
Stock issued for cash, net of offering costs	—	5,000

Net Cash Provided by Financing Activities	88,619	273,916

Net Decrease in Cash	2,584	(12,243)
Cash at Beginning of Period	2,917	13,714

Cash at End of Period	$5,501	$1,471

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$—	$5

Taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock issued under terms of airtime agreement	$—	$25,000

Conversion of notes payable - related parties to equity	$467,710	$—

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2008

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

Going-Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $247,207 and a negative cash flow from operations of $86,035 during the six months ended September 30, 2008, a working capital deficiency of $916,889 as of September 30, 2008 and a stockholder’s deficiency of $749,496 as of September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company was in the development stage from May 2002 until January 2007, at which time operations began. The Company has incurred a loss from operations, and its present level of revenues is not sufficient to cover all the Company’s incurred expenses. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations. Management’s plans in this regard are to further pursue its business plan relating to the operation and management of its 220 MHz digital wireless data communications services and to seek financing through private offerings of its stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CX2 TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2008

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which consist of current liabilities, approximate fair values due to the short-term maturities of such instruments.

Net Loss Per Share

The Company follows the provisions of SFAS No. 128, “Earnings per Share,” which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents. As of September 30, 2008 there were no common stock equivalents outstanding.

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

As of September 30, 2008

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP will be effective for the Company as of April 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its financial statements.

NOTE 3 – NOTES PAYABLE-RELATED PARTIES

Debt as of September 30, 2008 consists of the following:

	2008

Promissory note to a related party, payable in monthly installments of $25,000. Interest calculated at 5% per annum. Includes accrued interest of $13,031.		$381,468

Unsecured notes payable to related parties. These notes are payable on demand with no interest.		88,318

		469,786 469,786
Less current portion of long term notes payable	$
Total		-

A promissory note payable and accrued interest to a related party of $467,710 was forgiven by a stockholder and recorded as additional paid-in capital during the period ended September 30, 2008.

.

CX2 TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2008

NOTE 4– STOCKHOLDERS’ EQUITY

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

In April 2006, the Company entered into a 60-month operating lease for office space in Boynton Beach, Florida beginning June 1, 2006 for $4,459 per month, exclusive of recurring utility expenses. The Company vacated this office space in February 2008 and the landlord obtained a $226,562 default judgment which has been accrued in these financial statements.

NOTE 6 – RELATED PARTY TRANSACTIONS

Bizcom USA, Inc. (“Bizcom”) is a major shareholder of the Company. The Company has non-exclusive access to 500 million minutes of airtime in the 220 MHz frequency band as a result of its Airtime Agreement with Bizcom which was entered into in March 2006. In addition, the Company has another non-exclusive license agreement with Bizcom which provides for rights to use certain wireless digital data intellectual property, including rights to further develop the existing technology or new technology, which new development would be owned by the Company.

See Note 3 for additional information on related party notes payable.

NOTE 7 – CONCENTRATION OF CREDIT RISKS

Customers

For the six months ended September 30, 2008, one customer accounted for all of the Company’s sales. The Company purchases its radios primarily from one vendor, which accounted for all of the Company’s product purchases during that period. As such, the Company believes that it has a concentration of credit risk within its receivables because of the limited customer base.

NOTE 8 – SUBSEQUENT EVENT

The Company received $3,500 in loans from a related party subsequent to September 30, 2008. These loans are unsecured, due on demand and bear no interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2008 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our Form 10-KSB for the fiscal year ended March 31, 2008. Historical results may not be indicative of future performance.

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

We have a working capital shortage, and must continue to seek and secure significant capital from outside funding sources as our cash flow from operations is insufficient to sustain operations. No assurances can be given that we will be successful in obtaining such needed capital. Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for only up to approximately one to two months from the date of this filing.

We have no financing sources in place and no assurances are given as to the availability of any financing, or if available, the terms thereof. We will require additional capital within the next month to continue our operations, the failure of which to obtain could materially adversely affect the Company and its business.

We anticipate that even in the event we are able to raise sufficient capital to continue our operations, such capital will not necessarily assure our success or profitability in view of, among other factors, our limited operating history in this business, the uncertainties associated with marketing emerging technologies, and the capital intensive nature of the wireless data and voice industry. We anticipate that revenues, if any, will be derived through the Network Operations Center in Burr Ridge, IL as well as through the sale of digital base stations, modems and engineering services and support. We are subject to all of the substantial risks inherent in the development of a business enterprise within a sector of the wireless data and voice industry that has itself generated only limited revenues to date. Accordingly, no assurances can be given that our business will ever be successful or that we will ever be profitable.

The Company continues to be in its initial phase of operations with limited assets and capital. For the three months ended September 30, 2008, the Company had a net loss of $120,891.

We believe that we will have to increase the number of our personnel over the next approximately 6-12 months as our business expands due to the need to increase our networking and marketing efforts.

Results of Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenues. Revenues from operations for the three months ended September 30, 2008 reflected an increase of $31,151 from the three months ended September 30, 2007, due to an increase in sales of equipment, primarily base stations. Revenues in both periods were minimal as the Company has not yet fully commenced its operations and will not do so unless and until additional capital is raised.

Cost of Sales. There were no costs of sales for the three months ended September 30, 2008 and the three months ended September 30, 2007 due to the Company’s decision to adjust its inventory that was considered obsolete at March 31, 2008.

Operating Expenses. Operating expenses increased by $4,004 to $147,313 for the three months ended September 30, 2008, as compared to $143,309 for the three months ended September 30, 2007 as a result of increased marketing costs in an effort to increase customer sales.

Net Loss. The Company’s net loss was $120,891 for the three months ended September 30, 2008, as compared to a net loss of $148,117 for the three months ended September 30, 2007. The decrease in the net loss is primarily due to an increase in the revenues from operations.

Six months ended September 30, 2008 compared to the Six months ended September 30, 2007

Revenues. Revenues from operations for the six months ended September 30, 2008 reflected a decrease of $2,599 from the six months ended September 30, 2007, due to a decrease in sales of equipment, primarily base stations. Revenues in both periods were minimal as the Company has not yet fully commenced its operations and will not do so unless and until additional capital is raised.

Cost of Sales. The costs of sales for the six months ended September 30, 2008 reflected a decrease of $12,382 from the six months ended September 30, 2007 due to the Company’s decision to adjust its inventory that was considered obsolete at March 31, 2008.

Operating Expenses. Operating expenses decreased by $60,948 to $278,871 for the six months ended September 30, 2008, as compared to $339,819 for the six months ended September 30, 2007 as a direct result of a decrease in licensing fees, payroll costs and office rent.

Net Loss. The Company’s net loss was $247,207 for the six months ended September 30, 2008, as compared to a net loss of $323,683 for the six months ended September 30, 2007. The decrease in the net loss is primarily due to the decreases in operating expenses.

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

We were in a working capital shortage at September 30, 2008 and cash flow from operations is insufficient to sustain our operations as of the date of this filing. As of the date of this filing, the Company still requires additional financing to sustain operations until additional subscribers can be obtained. No assurances are given that we will be successful in obtaining additional needed capital. Our inability to secure such additional capital will materially adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will enable us to sustain current operations for up to approximately one to two months from the date of this filing.

At September 30, 2008, we had a stockholders’ deficiency of $749,496, total assets of $174,139 and total current liabilities of $923,635. For the six months ended September 30, 2008, we have incurred losses of $247,207 and we used cash in operations of $86,035. Our operations and acquisitions have been funded to date by loans from our management and unrelated parties. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities, and management is under no obligation to provide us with future loans.

In the event we are unable to raise additional capital within the next month, such event will significantly restrict and possibly cause us to cease our operations which would have a substantial adverse effect on the Company and its shareholders.

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

Critical Accounting Policies and Estimates

Note 2 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. We consider the following accounting policy to be the most important to our financial position and results of operations, because of the significance of the financial statement item and because it requires the exercise of significant judgment or the use of estimates. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 18, 2008	CX2 Technologies, Inc.
(Registrant)

By: /s/ Michael B. Rand
Michael B. Rand, Chief Executive Officer, Principal Executive
Financial and Accounting Officer