Form 10-Q
period 2008-12-31
CX2 Technologies, Inc.
filed 2009-02-17
CIK 1384929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer ( ) Smaller reporting company (X)

As of February 13, 2009 there were 24,057,210 shares of the registrant’s common stock outstanding.

CX2 TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
As of December 31, 2008 and March 31, 2008

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,687	$2,917
Notes receivable	1,245	-
Total Current Assets	2,932	2,917

Property and Equipment, net	154,322	193,540

Other Assets
Deposits	-	5,448
Total Other Assets	-	5,448

Total Assets	$157,254	$201,905

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$589,102	$319,454
Notes payable - related parties	496,331	852,450
Notes payable	10,000	-
Total Current Liabilities	1,095,433	1,171,904

Total Liabilities	1,095,433	1,171,904

Stockholders' Deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 24,057,210 and 23,057,210 in 2008 and 2007, and outstanding respectivley issued	24,057	23,057
Additional paid-in capital	9,788,832	9,282,122
Accumulated deficit	(10,751,068)	(10,275,178)

Total Stockholders' Deficiency	(938,179)	(969,999)

Total Liabilities and Stockholders' Deficiency	$157,254	$201,905

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Months Ended December 31, 2008 and 2007

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenue	$63,801	$-	$100,202	$39,000
Cost of sales	-	-	-	25,125
Gross Profit	63,801	-	100,202	13,875

Operating Expenses
Selling, general and administrative	274,625	160,978	527,352	461,909
Depreciation and amortization	13,073	13,073	39,218	39,218
Total Operating Expenses	287,698	174,051	566,570	501,127

Loss from Operations	(223,897)	(174,051)	(466,368)	(487,252)

Other Expense
Interest expense	(4,789)	(14,533)	(9,525)	(25,015)
Total Other Expense	(4,789)	(14,533)	(9,525)	(25,015)

LOSS BEFORE PROVISION
FOR INCOME TAXES	(228,686)	(188,584)	(475,893)	(512,267)

Provision for income taxes	-	-	-	-

Net Loss	$(228,686)	$(188,584)	$(475,893)	$(512,267)

Weighted Average Number of Shares
Outstanding During the Period
Basic and Diluted	24,057,210	17,777,210	23,557,210	17,768,446

Net Loss Per Share- Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
Cash Flows From Operating Activities:
Net Loss	$(475,893)	$(512,267)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	39,218	39,218
Common stock issued in exchange for services	40,000	25,000
Changes in operating assets and liabilities:
Accounts receivable	(1,245)	-
Prepaid expenses	-	9,000
Deposits	5,448	-
Accounts payable and accrued expenses	279,873	70,670
Deferred revenue	-	(39,000)
Net Cash Used in Operating Activities	(112,599)	(407,379)

Cash Flows From Financing Activities:
Proceeds from notes payable - related parties	141,869	512,828
Proceeds from notes payable	14,000	-
Repayment of notes payable - related parties	(40,500)	(119,200)
Repayment of notes payable	(4,000)	-
Stock issued for cash, net of offering costs	-	5,000
Net Cash Provided by Financing Activities	111,369	398,628

Net Decrease in Cash	(1,230)	(8,751)
Cash at Beginning of Period	2,917	13,714
Cash at End of Period	$1,687	$4,963

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$25,010
Taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Stock issued under terms of airtime agreement	$-	$25,000
Conversion of notes payable - related parties to equity	$467,710	$-
Stock issued under terms of consulting agreement	$40,000	$-

 See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2008

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

The Company is engaged in the development, operation and management of 220 MHz digital wireless data communications services. In September 2006 the Company entered into a ten year Airtime Agreement for the exclusive use of minutes on 220 MHz Federal Communications Commission (“FCC”) licenses and the related equipment with a third party. This agreement allows the Company to operate throughout the entire United States and initially in the geographical areas of Florida, Illinois, Michigan and Texas, however, in late 2008, the Company learned that this third party no longer owned its FCC licenses and therefore the Company does not believe it continues to have any rights to use minutes under these licenses. The Company is no longer seeking to acquire the 220 MHz licenses and related equipment from one or more other third parties.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $475,893 and a negative cash flow from operations of $112,599 during the nine months ended December 31, 2008, a working capital deficiency of $1,092,501 as of December 31, 2008 and a stockholder’s deficiency of $938,179 as of December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company was in the development stage from May 2002 until January 2007, at which time operations began. The Company has incurred a loss from operations, and its present level of revenues is not sufficient to cover all the Company’s incurred expenses. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations. Management’s plans in this regard are to further pursue its business plan relating to the operation and management of its 220 MHz digital wireless data communications services and to seek financing through private offerings of its stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2008

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which consist of current liabilities, approximate fair values due to the short-term maturities of such instruments.

Net Loss Per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents. As of December 31, 2008 there were no common stock equivalents outstanding.

Reclassifications

Certain amounts in the fiscal year 2008 financial statements have been reclassified to conform to the 2009 fiscal year presentation.

Recent Accounting Pronouncements

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2008

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.” FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.” However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2008

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds

In August 2008, the FASB issued FSP FAS No. 117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds.” The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds. The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA. FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008. Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued. The Company is currently assessing the impact for FSP FAS No. 117-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2008

be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.” EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2008

amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.
b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements –an amendment of ARB No. 51.” This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2008

effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.

NOTE 3 – NOTES PAYABLE-RELATED PARTIES
Debt due to related parties as of December 31, 2008 consists of the following:
2008
Promissory note to a related party, payable in monthly installments of $25,000.
Interest calculated at 5% per annum.	$386,257
Unsecured notes payable to related parties. These notes are payable on demand
with no interest.	110,074

496,331
Less current portion of long term notes payable	$496,331
Total	-

During the three months ended December 31, 2008, related parties loaned the Company $50,256 for working capital purposes. These loans are unsecured, due on demand and bear no interest.

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2008

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

In April 2006, the Company entered into a 60-month operating lease for office space in Boynton Beach, Florida beginning June 1, 2006 for $4,459 per month, exclusive of recurring utility expenses. The Company vacated this office space in February 2008 and the landlord obtained a $226,562 default judgment which has been accrued in these financial statements, and collection is pending.

NOTE 6 – RELATED PARTY TRANSACTIONS

Bizcom USA, Inc. (“Bizcom”) is a major shareholder of the Company. The Company had non-exclusive access to 500 million minutes of airtime in the 220 MHz frequency band as a result of its Airtime Agreement with Bizcom which was entered into in March 2006. In addition, the Company has another non-exclusive license agreement with Bizcom which provides for rights to use certain wireless digital data intellectual property, including rights to further develop the existing technology or new technology, which new development would be owned by the Company. The Company owes Bizcom approximately $386,000 as of December 31, 2008. As discussed under Note 1 above, in late 2008 the Company learned that Bizcom had lost ownership of its FCC licenses and thus the Company does not believe it continues to have any rights to use minutes or other rights granted to it under its agreements with Bizcom.

During the three months ended December 31, 2008, related parties loaned the Company an additional $50,256 for working capital purposes. These loans, which total $110,074, are unsecured, due on demand and bear no interest. See Note 3 for additional information on related party notes payable.

The Company also owes Geo-Command, Inc., in connection with a management consulting contract, a total of $200,000 as of December 31, 2008. This total is included in accounts payable and accrued expenses in the accompanying financial statements.

NOTE 7 – CONCENTRATION OF CREDIT RISKS

Customers

For the three months ended December 31, 2008, one customer accounted for all of the Company's sales. The Company purchases its radios primarily from one vendor, which accounted for all of the Company's product purchases

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2008

during that period. As such, the Company believes that it has a concentration of credit risk within its receivables because of the limited customer base.

NOTE 8 – SUBSEQUENT EVENT

The Company received $14,000 in loans from a related party subsequent to quarter end. These loans are unsecured, due on demand and bear no interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended December 31, 2008 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our Form 10-KSB for the fiscal year ended March 31, 2008. Historical results may not be indicative of future performance.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” in Item 1A of Part II below and in the “Risk Factors” section of our Form 10-KSB for the fiscal year ended March 31, 2008 that may cause actual results to differ materially.

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

The Company currently markets CX2 branded data technology and services for use by various commercial/industrial applications and the Homeland Security/Public Safety sector. We believe that due to advances in 220 MHz technology and equipment and the lower costs generally associated with lower frequency band usage in comparison to cellular telephone and other wireless communications services, a broad spectrum of potential commercial and public safety/emergency disaster relief end-users may find the Company's services advantageous and desirable, which could result in fee-based subscribership and/or high margin technology sales. The Company cannot assure, however, that it is correct in such a belief or that it will be successful in any of such efforts.

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

We have no financing sources in place and no assurances are given as to the availability of any financing, or if available, the terms thereof. We will require additional capital within the next month to continue our operations, and if we fail to obtain capital this could materially adversely affect the Company and its business.

We anticipate that even in the event we are able to raise sufficient capital to continue our operations, such capital will not necessarily assure our success or profitability in view of, among other factors, our limited operating history in this business, the uncertainties associated with marketing emerging technologies, and the capital intensive nature of the wireless data and voice industry. We anticipate that revenues, if any, will be derived through the sale of digital base stations, modems and engineering services and support. We are subject to all of the substantial risks inherent in the development of a business enterprise within a sector of the wireless data and voice industry that has itself generated only limited revenues to date. Accordingly, no assurances can be given that our business will ever be successful or that we will ever be profitable.

The Company continues to be in its initial phase of operations with limited assets and capital. For the three months ended December 31, 2008, the Company had a net loss of $188,686.

We believe that we will have to increase the number of our personnel over the next approximately 6-12 months as our business expands due to the need to increase our networking and marketing efforts, but we do not plan to hire additional employees until sufficient capital has been received to justify these hires.

Results of Operations

Three months ended December 31, 2008 compared to the three months ended December 31, 2007

Revenues. Revenues from operations for the three months ended December 31, 2008 reflected an increase of $63,801 from the three months ended December 31, 2007, due to an increase in sales of equipment, primarily base stations. Revenues in both periods were minimal as the Company has not yet fully commenced its operations and will not do so unless and until additional capital is raised.

Cost of Sales. There were no costs of sales for the three months ended December 31, 2008 and the three months ended December 31, 2007 due to the Company’s decision to adjust its radio inventory that was considered obsolete at March 31, 2008.

Operating Expenses. Operating expenses increased by $133,647 to $287,698 for the three months ended December 31, 2008, as compared to $174,051 for the three months ended December 31, 2007, as a result of increased marketing and investor relations costs.

Net Loss. The Company's net loss was $228,686 for the three months ended December 31, 2008, as compared to a net loss of $188,584 for the three months ended December 31, 2007.

Nine months ended December 31, 2008 compared to the nine months ended December 31, 2007

Revenues. Revenues from operations for the nine months ended December 31, 2008 reflected an increase of $61,202 from the nine months ended December 31, 2007, due to an increase in sales of equipment, primarily base stations. Revenues in both periods were minimal as the Company has not yet fully commenced its operations and will not do so unless and until additional capital is raised.

Cost of Sales. Costs of sales for the nine months ended December 31, 2007 were $25,125 compared to no costs of sales for the nine months ended December 31, 2008 due to the Company’s decision to adjust its radio inventory that was considered obsolete at March 31, 2008.

Operating Expenses. Operating expenses increased by $65,443 to $566,570 for the nine months ended December 31, 2008, as compared to $501,127 for the nine months ended December 31, 2007, as a result of increased marketing and investor relations costs.

Net Loss. The Company's net loss was $475,893 for the nine months ended December 31, 2008, as compared to a net loss of $512,267 for the nine months ended December 31, 2007. The decrease in the net loss is primarily due to an increase in the revenues from operations and decrese in payroll and related costs.

Liquidity and Capital Resources

Our financial statements appearing elsewhere in this quarterly report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. To the extent that we are unable to obtain additional working capital from operations and/or other sources as required or otherwise desired, our financial statements will be materially affected and we may be forced to curtail our operations.

We were in a working capital shortage at December 31, 2008 and cash flow from operations is insufficient to sustain our operations as of the date of this filing. As of the date of this filing, the Company still requires additional financing to sustain operations until additional subscribers can be obtained. No assurances are given that we will be successful in obtaining additional needed capital. Our inability to secure such additional capital will materially adversely affect the Company and its operations. We believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for up to approximately one to two months from the date of this filing

At December 31, 2008, we had a stockholders' deficiency of $938,179, total assets of $157,254 and total current liabilities of $1,095,433. For the three months ended December 31, 2008, we have incurred losses of $188,686 and we used cash in operations of $112,599. Our operations and acquisitions have been funded to date by loans from our management and unrelated parties. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities, and management is under no obligation to provide us with future loans.

Management is seeking to obtain a line of credit for the Company to draw upon to meet operating and development expenses, but there can be no assurance that the Company will be able to obtain any financing, particularly in the current lending environment. In the event we are unable to raise additional capital within the next month, such event will significantly restrict and possibly cause us to cease our operations which would have a substantial adverse effect on the Company and its shareholders.

We do not currently anticipate any material capital expenditures for our existing operations. We do not currently anticipate purchasing, leasing or selling any plant or significant equipment during the next twelve (12) months.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting him to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A. Risk Factors.

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

· The Company’s auditors have expressed doubt about the Company’s ability to continue as a going concern

  The Company is dependent on its relationship with GEOCommand for a substantial portion of its currently proposed products and licensed intellectual property
  Uncertain demand for the Company’s services may cause revenues to fall short of expectations and expenses to be higher than forecast if the Company needs to incur more marketing costs
  New and existing competition may gain market share and limit the Company’s potential growth
  The Company’s ability to achieve profitable operations is directly tied to the Company’s ability to attract and retain customers
  There are a limited number of successful operators within the 220 MHz wireless industry
  We cannot assure our success in our planned business operations
  The Company could fail to attract or retain key personnel, which could hamper its ability to generate income
  The Company may enter into option agreements to acquire select assets of other 220 MHz system owners/operators, which may include 220 MHz licenses, and with options the Company is subject to continued control of the assets by the owner/operators
  We are subject to a number of risks associated with our development plans
  Broad based market acceptance of our products is uncertain as there is limited operating history for our industry
  We are subject to substantial competition
  We depend on third party manufacturers and suppliers for components of all of the products we sell
  We depend on our internally developed and licensed intellectual property
  We could incur substantial costs defending our intellectual property from infringement by others
  We could incur substantial costs defending against claims that our products infringe on the proprietary rights of others
  Our sales may be concentrated in public sector markets that inherently possess additional risks that could harm our business
  We may depend on federal government contracts for a substantial portion of our future revenues, and the loss of federal government contracts or a decline in funding of existing or future government contracts could adversely affect our future revenues
  Our failure to comply with, or changes in, governmental regulation could adversely affect our business and operations
  We may be unable to meet the rapid technology changes required by our market
  Our future operations will depend upon our ability and the resources available to respond to the rapidly evolving technology and customer requirements in the markets in which we will operate
  The Company’s common stock is a "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements
  The Company does not intend to pay any dividends

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:
	31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer
	32	Section 1350 Certification
(b)	Reports on Form 8-K:
None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2009	CX2 Technologies, Inc. (Registrant)
	By:	/s/ Michael D. Rand
Michael D. Rand, Chief Executive Officer, Principal Executive Financial and Accounting Officer