Form 10-K
period 2009-03-31
CX2 Technologies, Inc.
filed 2009-08-14
CIK 1384929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

Commission file number 0-52396

CX2 TECHNOLOGIES, INC.
(Exact Name of registrant as specified in its charter)

Nevada	20-2889663

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Airport Road, Suite 410B, Boca Raton, Florida	33431

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (561) 347-9235

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Indicate by check mark if the resigrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $100,202.

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of September 30, 2008 (based on the closing price of the registrant’s common stock on the OTCBB on September 30, 2008) was approximately $922,288.

At July 31, 2009, there were 22,557,210 outstanding shares of CX2 Technologies, Inc. Common Stock, $0.001 par value.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I

ITEM 1. BUSINESS

Historical Overview

CX2 Technologies, Inc. (the “Company” or “CX2”) (formerly Brookview Institute, Inc.) was incorporated on May 21, 2002 in Nevada. It was formed to develop and engage in operations and management of digital wireless data communications services of 220 MHz digital wireless data communications.

On November 16, 2005, the Company changed its name to CX2 Technology, Inc. (later modified to “CX2 Technologies, Inc.”) and increased the Company’s authorized capital to 200,000,000 common shares (par value $.001) and 5,000,000 preferred shares (par value $.001).

On March 6, 2006 (and subsequently revised on September 27, 2006), the Company circulated a private placement memorandum (“PPM”) to sell 5,000,000 shares of common stock at an offer price of $1.00 per share for total maximum gross offering proceeds of $5,000,000 (the “Maximum Proceeds”). Approximately $1.2 million was ultimately raised under the terms of the PPM before it was terminated in June 2008.

On March 5, 2006 the Company entered into an agreement with BizCom U.S.A., Inc. (“Bizcom”), for the purchase of certain of its 220 MHz Phase 2 Federal Communications Commission (“FCC”) licenses and related equipment. The initial planned operation of such licenses was expected at that time to be in certain geographical areas of Florida, Illinois, Michigan and Texas. As part of this transaction the Company issued 5,000,000 shares of Common Stock with a fair value of $5,000,000 (based on a recent cash offering price) to Bizcom. Due to certain security covenants placed on the sale of these licenses, Bizcom was unable to conclude the sale to the Company.

On March 6, 2006, the Company executed a ten year 200-220 MHz Airtime Agreement, which was subsequently amended effective March 19, 2007 (as amended, the “Air Time Agreement”), for the non-exclusive use of five hundred million minutes on all of the Bizcom FCC licenses. The Air Time Agreement required payment by CX2 of a monthly user fee of $4,000, which was subsequently eliminated when the Air Time Agreement was amended in March 2007, and also provided for the retention of the 5 million previously issued shares by Bizcom.

On February 26, 2007, CX2 and Bizcom entered into a Licensing Agreement & Asset Sale (the “Licensing Agreement”), pursuant to which CX2 acquired from Bizcom a non-exclusive license to its wireless digital data intellectual property for cash payments and 1,500,000 shares of common stock, which were not issued. This license granted the Company the right to use Bizcom proprietary technologies without restriction, including rights to further develop the existing technology or new technology, which new development would be owned by CX2. In addition, CX2 bought from Bizcom all of its digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory included all digital base stations, RRM boards and connective cabling, combiners, racks, antennas, maintenance equipment, lab equipment, and office equipment, at the Company’s former Burr Ridge offices in Illinois, together with any such equipment in any Bizcom storage facility in Illinois. In late 2008, the Company learned that Bizcom no longer owned its FCC licenses and therefore the Company does not believe it continues to have any rights to use minutes under these licenses. The Company is seeking to negotiate a license for the Bizcom minutes and intellectual property from the third party that now owns them, but there can be no assurance that the Company will be successful in obtaining a license on acceptable terms, or at all. The Company is conducting business as of the date of this report by selling the inventory it previously purchased from Bizcom as described above, and management believes that the Company’s existing inventory will be sufficient to meet customer demand at current levels for approximately one year, at which time the Company will need to seek an alternate source for many of the products it sells.

On January 28, 2008, the Company entered into a Consulting Agreement with GEOCommand, Inc., a developer of Homeland Security software for emergency responders. Under the agreement, CX2 and GEOCommand have agreed to mutually design and develop software that uses the CX2 wireless, IP-based narrowband network and CX2 data modems to integrate weather, radiation, chemical, and biological sensor data with the GEOCommand Dynamic Server ™ technology. GEOCommand will also provide other services, including assistance with regulatory filings, marketing and sales services, as part of the Agreement, and will be compensated $10,000 per month in the first three months (to be paid in months 13-15), $15,000 per month in months 4 through 6, and $25,000 per month for months 7through 12 of the Agreement’s term, in addition to performance based equity compensation to be negotiated between the parties. The Agreement’s term began on January 25, 2008 and will continue until terminated by either party upon 15 days prior written notice.

On February 29, 2008, Adam Reiser, sole director, President and CEO of CX2 Technologies, Inc. resigned from all positions held with the Company, including resigning from Board service. The Company entered into a settlement agreement with Mr. Reiser and related parties in exchange for the cancellation of 10 million shares, among other matters. There was no disagreement, as defined in 17 CFR 240.3b-7, between the Registrant and Mr. Reiser at the time of Mr. Reiser’s resignation from the Board of Directors. On February 29, 2008, the Company appointed Michael Rand as President, CEO and the sole director to replace Mr. Reiser.

On March 18, 2008, the Company along with GEOCommand and other members of the Coalition for Integrated Data Emergency Response Solutions (CIDERS) co-sponsored a conference on the Public Safety Interoperable Communication (PSIC) Grant program for Public Safety organizations in the State of Massachusetts. Several dozen fire chiefs from the State of Massachusetts attended along with Congressman Jim McGovern (Worcester) and Julliette Kayyam, Massachusetts’s First Undersecretary for Homeland Security. The members of CIDERS are companies who are pooling their expertise to design and develop interoperable data communication systems.

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

On June 2, 2008, the Company entered into a settlement agreement with Halody Consulting and its President Peter Kirschner, whereby Halody resigned from its position as a consultant with the Company. Among other terms, Halody agreed to forgive $440,568 due under debentures previously issued by the Company and the $27,142 in accrued interest due thereunder.

On August 1, 2008, the Board of Directors of the Company dismissed Webb & Company, P.A as its registered independent accounting firm and approved the engagement of Jewett, Schwartz, Wolfe & Associates to serve as its registered independent accounting firm for the year ended March 31, 2009.

Business of the Issuer

The Company is engaged in the operation and sale of 220 MHz digital wireless data communications technologies in both the commercial and public safety/emergency disaster relief sectors.

The Company is marketing CX2 branded data technology and services for use by various commercial/industrial applications and the Homeland Security/Public Safety sector. Management believes that due to advances in 220 MHz technology and equipment along with the integration with the GEOCommand ™ software products and the lower costs generally associated with lower frequency band usage in comparison to cellular telephone and other wireless communications services, a broad spectrum of potential commercial and public safety/ emergency disaster relief end-users may find the Company’s technology desirable but there can be no assurance that this will occur.

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

The Company believes that it will have a competitive advantage over other network operators offering telemetry, data devices and services because the data technology CX2 will utilize has a patented, proprietary design.The third party patented data technology uses a data transmission protocol specifically designed for the efficient servicing of thousands of endpoint users. The Company has access to personnel and strategic partners with experience in interfacing telemetry into our wireless systems.

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

On January 28, 2008, the Company entered into a Consulting Agreement with GEOCommand, Inc., a developer of Homeland Security software for emergency responders. Under the agreement, CX2 and GEOCommand are designing and developing software that uses the CX2 wireless, IP-based narrowband network and CX2 data modems to integrate weather, radiation, chemical, and biological sensor data with the GEOCommand Dynamic Server ™ technology. CX2 Technologies, Inc. develops the electrical circuitry and firmware used in frequency-efficient data radios that operate in the narrowband 220-222 MHz spectrum and GEOCommand, Inc. develops the emergency response software suite which integrates with the data radios. CX2 wireless narrowband network and data radios integrate with GEOCommand’s Dynamic Server™ technology to provide GPS-based vehicle location information and relay data from GPS, weather, radiation and other sensors to emergency responders in the field. The GEOCommand emergency response information system gives first responders the critical information they need on site or en route to an emergency.

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

The CX2 DATALynx™ digital radios use a licensed third party patented over-the-air protocol (OTAP) to tap the largely unused potential of this narrowband spectrum. The Company’s spectrum-efficient use of 5 kHz narrowband channels represents a quickly deployable, relatively inexpensive method to gain critical wireless data capabilities for public safety and emergency response organizations in the short term. In addition, the CX2 system will integrate to future wireless systems, supplying redundancy and relieving broadband network congestion.

CX2 uses a data-only protocol that augments but does not replace the two-way voice, paging, and cellular networks used by law enforcement, fire-rescue, EMS, and other emergency responders.

•	CX2’s licensed third-party patented over-the-air protocol makes optimal use of the 220-222 MHz spectrum.

•	Coverage from a single radio tower can reliably extend over 1,200 square miles, even over difficult terrain.

•	Unlike overused high-frequency bandwidths, 220-222 MHz channels experience little or no interference.

Moving Toward a Nationwide Public Safety Broadband Network

The stated long-term goal of the Federal Government is to create a nationwide, interoperable 700 MHz broadband wireless network for public safety. This network will have wide coverage, use common protocols, and allow cost reductions through economies of scale in acquiring mobile equipment. The network’s structure will provide horizontal intercommunication (e.g., between municipalities) and vertical intercommunication (e.g., among municipalities, states, and federal entities). In addition, the network will allow emergency responders to cross jurisdictional boundaries without losing voice and data capabilities.

With very few exceptions, every community has existing plans for dealing with emergencies. These plans may reside in special purpose record management systems, in other computer file structures, or on paper. Across and within jurisdictions, the plans may differ significantly both in their level of detail and in the form in which they are stored.

In a mutual aid environment, these plans can be of very limited utility. The value of maps, pictures and floor plans is obvious, but sharing these large data sets requires considerable bandwidth. Until a Public Service Broadcasting Network is built, the wireless connectivity required to share these data sets will be available in very few areas. As a result, emergency plan information must reside on each field terminal, in the same format and version.

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

GEOCommand provides easy-to-use tools for standardizing plan formats. The software’s intuitive interface makes the transition to more accessible and better organized emergency response plans straightforward. The ease of entering information also encourages archiving the knowledge of key personnel, ensuring that this knowledge is available to others on demand.

GEOCommand uses existing GIS data sets that are freely available across the nation and makes it available in a convenient “one-stop” format. Common map data maintained by local governments includes building footprints, aerial photography, and utility network data. This currently available map data instantly provides responders with a detailed graphic representation of an incident site. The responder can select an individual map feature for more information. For example, the software permits the user to click on a virtual hydrant to display the hydrant’s status and flow rate, critical information at the scene of a fire.

In addition to existing GIS data sets, GEOCommand users can enter site contact information, hazards, building construction details, and digital photos, and can scan existing paper documents into the system. GEOCommand is also able to automatically import electronic record management data from legacy systems. Imported emergency data can be referenced by address or name (e.g., “Walker Elementary School”) or accessed by clicking on a map location. The software’s flexible structure can accommodate data from other departments and organizations, and the configurable preplans organize and display any amount of critical data.

GEOCommand’s scalable software offers value in any implementation, whether the organization chooses to install the software on a single desktop or on hundreds of mobile computers. The database resides on one computer, the Administration Module, generally located at the command center. Mobile Modules (in-vehicle computers) manually or automatically update map and preplan information, ensuring that the data on all Modules remains synchronized.

Each GEOCommand Module makes map and preplan data available in the field regardless of connectivity. Some emergency response software packages use a Web-based scheme that does not work when connectivity is compromised, a common occurrence in major incidents. With these systems, data is often inaccessible precisely when it is needed most. Because GEOCommand’s Mobile Modules can operate independently of the Administration Module, data availability remains uncompromised.

Wireless connectivity, although not necessary, is an enhancement to GEOCommand’s capabilities. It allows current data to be moved not just to the command center, but to the field. The GEOCommand Dynamic Server™ brokers data from a variety of sources and forwards it as directed. The Dynamic Server is designed to interface with a wide variety of data networks, both wired and wireless. It is designed to be flexible and to scale to network expansions without requiring reinstallation or upgrades.

Management believes that CX2 is the only company in the world to have developed a narrowband wireless data solution at 220 MHz. This solution’s advantages include spectrum efficiency, extraordinary coverage footprint, readily available dedicated public safety spectrum, and generally interference-free operation. The limitation is that its 5 kHz bandwidth is not suited to transferring large data packets. Nevertheless, the bandwidth serves extremely well for dispatch, vehicle location, remote sensor monitoring, and other short message applications.

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

CX2 base stations are FCC type accepted. They are designed to operate autonomously in conjunction with CX2’s Local Site Server (LSS) software. One LSS can control 35 base stations. Transmitters can be de-keyed and keyed remotely. Loss of contact with control software results in automatic rerouting of connected modems, which can be configured for de-key or broadcast warning. Interval call sign broadcast is automatic.

CX2’s DATALynx™ radio modems operate on 12-18 VDC and are built for difficult environments. These modems have operated in diverse locations, ranging from natural gas fields in southern Texas to bulldozer cabins in northern Illinois. They require no user input, connect to the network automatically, and switch base stations as needed. The modems are equipped with an integral GPS receiver and an onboard computer chip running embedded Automatic Vehicle Location code.

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

Advocating for Public Safety

In the past decade, both CX2 and GEOCommand have strongly advocated for a fully interoperable nationwide public safety network. The companies provided testimony in Washington, D.C. before the Katrina Panel and, more recently, participated in several proceedings at the FCC examining the need for public safety spectrum and the best use for such spectrum. In April of 2005, for example, CX2 commented on the FCC’s Report on the Spectrum Needs of Emergency Responders. More recently, GEOCommand analyzed competing proposals for a combined commercial/public safety broadband nationwide network put forth by Cyren Call, Frontline Wireless and the FCC in proceedings leading up to the 700 MHz auction. Although the recently-held 700 MHz auction failed to attract a qualified bid for the D Block public safety spectrum, the FCC has indicated its intent to continue its efforts to license a nationwide network for public safety. CX2 and GEOCommand intend to be actively involved in the FCC’s revised proposal for such a network if one is ultimately constructed and believe that this partnership will progress towards both vertical and horizontal interoperability.

Compliance with Federal Legislation

The CX2 and GEOCommand collaboration creates an interoperable data communications platform that meets the goals set by the Assure Emergency and Interoperable Communications for First Responders Act of 2005. This bill was introduced in response to communication breakdowns during recent crises and natural disasters.

From the start, CX2 and GEOCommand developed their technologies and solutions with a clear vision of the future of public safety communications – a future also clearly envisioned by the First Responders Act of 2005.

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

FCC Licenses

The Federal Communications Commission (FCC) issues 220 MHz licenses for specific local and regional areas as well as on a nationwide basis. Two of the nationwide 220 MHz licenses are reserved for public safety and the federal government. Qualified organizations can obtain access to 220 MHz spectrum in their area for little or no cost. Because CX2’s narrowband 5 kHz wireless data technology makes optimal use of these narrowband channels, the operating costs of a CX2 network are a fraction of the costs required to operate competitors’ two-way communication offerings.

Business Strategy

The Company intends to derive revenues from sales and leasing of communication equipment and to a lesser extent, construction, engineering and other miscellaneous services. The Company’s current strategy is to focus on the sale of data radios with Automatic Vehicle Location (“AVL”) applications to 220-222 MHZ FCC licenses and to aid them with managing their service organizations and provide access to the Company’s network operation center (“NOC”) at a monthly cost per radio. Also, the Company believes many of these users will need wireless point of sale (“POS”) credit card processing applications, which will increase the average revenue per user (“ARPU”) of users on the network if the Company offers POS products in the future.

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

Products and Services

The Company offers flexible data service packages and configurations customized to fit subscribers’ needs and location within our geographic “footprint” as it may develop. The Company will target customers who will benefit from wireless data delivery suitable to the capabilities of 220 MHz network communication. The Company’s data radios work equally well for mobile, remote and fixed site applications. Examples of viable applications include, but are not limited to, telemetry for oil or gas well automation (fixed application) and automatic vehicle location for fleet management customers (mobile application) and field deployable sensors (remote application).

The target customers are those with access to the 220 MHz spectrum seeking to purchase enabling technology for this particular frequency band. Examples include utility companies and municipalities.

The Company offers the following data applications and communications products:

Telemetry and Data Applications

Automatic Vehicle Location (“AVL”): AVL involves installing a locating device, typically a GPS transceiver, on a vehicle and linking such device with a wireless data radio. The vehicle’s location is transmitted over a radio network back to a central control point such as an emergency operation center or dispatcher’s office. Users of AVL systems include fire, police, ambulances, heavy equipment operators, and other fleet operators. The radio product the Company offers has an AVL feature, and the Company offers this feature to prospective customers. The Company is currently marketing to FCC licensees and public safety organizations as a niche market in which the Company believes it will have a significant competitive advantage because of the Company’s ability to offer a low cost solution.

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

Pricing of 220 MHz Products and Services

The Company offers wireless data products and services. The Company also intends to sell its data radios to end users for an average price of approximately $500. The Company’s profit margins on radios will vary depending upon the specific type of radio and the designated subsidy structure, if any, for that radio in a particular market, and the Company’s cost for such products.

The Company offers base stations for sale and other infrastructure to end-users or dealer customers who have their own 220 MHz spectrum. Proprietary, digital database stations currently sell for $20,000 to $40,000 for a single channel system. In the future, the Company may offer project management, training, and installation services at prices per diem to be determined.

Prices for equipment for the Company’s public safety and critical infrastructure customers will be based upon the specific configuration and their needs. Certain state and local agencies including public safety agencies own their own 220 MHz spectrum. In those circumstances, the Company plans to sell such customers its radio products and the sensor integration products and services to use on their own systems. The Federal Communications Commission (FCC) issues 220 MHz licenses for specific local and regional areas as well as on a nationwide basis. Two of the nationwide 220 MHz licenses are reserved for public safety and the federal government. Qualified organizations can obtain access to 220 MHz spectrum in their area for little or no cost. Because CX2’s narrowband 5 kHz wireless data technology makes optimal use of these narrowband channels, the operating costs of a CX2 network are a fraction of the costs required to operate competitors’ two-way communication offerings.

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

Competition in the 220 MHz Radio Service

Management believes that the Company faces no other competition from companies that design or manufacture data modems for mobile, fixed or remote sensor integration with GPS/AVL in the 220 MHz frequency band. The wireless communications industry is highly competitive and is characterized by constant technological innovation. The Company’s competitors include manufacturers in several markets - mobile wireless communications, PCS and cellular, narrowband PCS and emerging technology platforms, many of which have substantially greater financial and other resources than the Company. Four companies currently dominate the mobile wireless communications market: Motorola, Samsung, Nokia and Apple. Although we do not anticipate competing in the mobile wireless voice communications market, these companies also serve the data communications markets the Company plans to serve.

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

Radio service utilizing the 800 MHz and 900MHz band was first licensed in 1974. The FCC authorized the current 220 MHz service in 1991, seeking to introduce a spectrum efficient “narrowband” service on one-fifth of the frequency of conventional radio services, for example 5 kHz per channel, for such services as dispatch and fleet communications. The FCC conducted this “Phase I” licensing of frequencies by lotteries and by 1993, approximately 3,800 5-channel local and nationwide site specific FCC licenses had been awarded through random selection. A Phase I licensee’s service area is defined by the predicted service contour of its authorized base station or fixed station, transmitting on frequencies in the 220-222 MHz band.

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

Regulatory Trends in the 220 MHz Radio Service

In the late 1990’s, the FCC initiated several rulemakings designed to increase the use of 220 MHz spectrum and to expand the flexibility of licensees in the 220 MHz service. In 1997, for example, the FCC revised its rules to permit Phase II licensees to enter agreements for partitioning a licensee’s geographical service area and/or disaggregating a licensee’s spectrum. Partitioning contemplates dividing the service area between two geographic areas, for example county lines, whereas disaggregation contemplates assigning a portion of the licensed spectrum in the same geographic area to a third-party. The partitioning and disaggregation rules were intended to encourage use of the frequencies. The FCC believed these revisions would encourage new competitors to enter the market, which in turn would spur a more efficient use of the spectrum, and increase service to the public. The FCC launched several rulemaking proceedings through the year 2000 to clarify the rules and steps for partitioning and disaggregation.

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

Modem Regulation

For operation in the United States, the Company’s modems and base stations require FCC acceptance prior to their sale. The FCC type acceptance is granted for devices that demonstrate operation within mandated and tested performance criteria. All of the Company’s products requiring FCC type acceptance have been granted such acceptance, other than the Company’s 20 watt base stations. Certain of our radio modems that operate in the FCC licensed frequency band require licensing under Part 90 of the FCC Rules and Regulations, which must be applied for by the end user of the Company’s products. The Company cannot assure customers will receive FCC licenses in the frequency spectrum for any particular application, although all of the Company’s current modems and base stations have received all required licenses under Part 90.

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

The NCC recommended that Project 25 be established as the interim interoperability mode for digital voice communications in this new band. During January of 2001, the FCC released its Fourth Report and Order in which Project 25 was chosen as the interoperability standard. Subsequent FCC rulings established a timetable for mandating the use of narrower channels in order to promote better spectrum utilization. Specifically, the date of January 1, 2007 was established as the date after which all radios that are FCC type certified, and all radios that are sold for use in the 700 MHz band must include a mode that has an equivalent 6.25 kHz channel efficiency. This date was also established as the date after which no 12.5 kHz licenses could be applied for. In 2005, the FCC delayed that date until January 1, 2015. Legislation known as the Digital Television Transition Act of 2005, as part of the Deficit Reduction Act of 2005, was expected to set the date of February 17, 2009 as the date by which all incumbent television broadcast stations must evacuate the 700 MHz spectrum, thus freeing the spectrum for the exclusive use of public safety users. This date once set (as February 17, 2009 was not ultimately used) will ensure the opening of that spectrum for use in public safety systems. Management belives the delay may improve opportunities for CX2 and others by providing an immediate solution for a public safety network and when and if a broadband public safety network is implemented it could improve the network’s efficency by offloading small data packets to allow more efficient use of the network.

Following the FCC’s adoption of rules for the establishment of a mandatory public/private partnership between the D Block Licensee and the Public Safety Broadband Licensee (the “700 MHz Public/Private Partnership”), Auction 73 failed to elicit a bid equal to or in excess of the reserve price. The FCC is revisiting the rules governing the D Block spectrum in the 700 MHz band. GEOCommand believes that incorporation of, and reliance upon, other frequency networks can increase the spectrum and cost efficiency of the contemplated 700 MHz broadband public safety network, improve the business model for the 700 MHz Public/Private Partnership, and enhance the quality, delivery and speed of public safety services.

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

Management believe it also may be more cost effective to utilize other networks for certain public safety services. The more narrowband frequency bands -- such as 220 MHz -- have superior propagation and coverage, in management’s opinion. As a result, the antenna and base stations for a narrowband network are more widely spaced (and less expensive) than in a 700 MHz network.

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

In order to derive the benefits from utilizing other networks, the performance and coverage factors associated with such networks should count toward the performance and coverage requirements imposed on the 700 MHz D Block licensee. While precautions may be necessary to ensure that these benefits are not abused, if threshold requirements are adopted and eligibility criteria defined, the D Block licensee would have the proper incentives to make use of these other networks without undermining the ultimate success of the nationwide 700 MHz broadband public safety network. On June 18, 2008, GEOCommand filed comments with the FCC in WT Docket No. 06-150 and PS Docket No. 06-229 stating how it believes CX2’s technology would enhance the PSBN, and GEOCommand’s comments have since been cited by the FCC in a public notice.

Summary

The majority of the systems operated by our private customers will need to comply with the rules and regulations governing what have traditionally been characterized as “private radio” or private carrier communications systems. Licenses are issued to use frequencies on either a shared or exclusive basis, depending upon the frequency band in which the system operates. Some of the channels designated for exclusive use are employed on a for-profit basis, and other channels are used to satisfy internal communications requirements.

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

Customers and Suppliers

For the year ended March 31, 2009, three customers accounted for all of the Company’s sales(Kennedy Wireless Partners, L.L.P., Miami-Metro Wireless Partners, L.L.P., and GEOCommand, Inc.). The Company purchases its modem boards from Connor Winfield and boards for the base station from Diversified Systems. Assembly is done internally by the Company. As such, the Company believes that it has a concentration of credit risk within its receivables because of the limited customer base.

Intellectual Property and Research and Development

The Company has no registered patents, trademarks or copyrights and no applications for patents, trademarks or copyrights are pending. The Company utilizes intellectual property licensed from GEOCommand pursuant to its agreement with GEOCommand described above.

The Company had research and development expenses of approximately $21,000 in fiscal year 2009 for development of sensor integration with CX2 data modems and integration with the GEOCommand Dynamic Server.

The Company utilized intellectual property licensed from Bizcom pursuant to an agreement with Bizcom, which subsequently forfeited their IP to Stillwater Asset Backed Funds. Thus, CX2 no longer believes it has any right to use this IP, and management is seeking to negotiate a license with Stillwater Asset Backed Funds to enable the Company to continue to have access to this IP. There can be no assurance that the Company will be successful in obtaining such a license.

Number of Employees

As of March 31, 2009, we employed one person on a full-time basis, our Chief Executive Officer/President. Successful implementation of our business plan will result in the need to hire additional employees. We currently believe that we will need to hire two sales employees and one engineering employee during fiscal year 2010. Our personnel are not subject to any collective bargaining agreements and management believes that its relationship with the Company’s personnel is good.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide the disclosure required by this item, but has elected to present the following risk factors in this filing.

Cautionary Note Regarding Forward-looking Statements and Risk Factors

The Company’s Form 10-K, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such “forward-looking statements” are subject to risks and uncertainties set forth from time to time in the Company’s SEC reports and include, among others, the Risk Factors below.

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

The Company Has Historically Lost Money And Expects Its Losses Will Continue In The Future

Since inception, CX2 has incurred operating losses. For the fiscal year ended March 31, 2009, the Company’s net loss was $565,001. The Company expects that it will incur operating losses for the anticipated future. No assurances can be given that the Company will be successful in reaching or maintaining profitable operations. Accordingly, the Company may experience liquidity and cash flow problems. If the Company’s losses continue, its ability to operate may be severely impacted. The ongoing recession has affected the Company adversely by increasing the difficulty of selling product and services to potential customers who have decreased their overall capital expenses.

The Company’s Auditors Have Expressed Doubt About The Company’s Ability To Continue As A Going Concern

The Company’s ability to continue as a going concern is an issue raised as a result of the Company’s $565,001 net loss in the fiscal year ended March 31, 2009, marginal working capital and accumulated deficit. The Company continues to experience net operating losses. The Company’s ability to continue in existence is dependent on its ability to generate a profit and obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities, increasing sales or obtaining loans where possible. The going concern increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

The Company Does Not Have Sufficient Capital For Operations, And A Failure To Obtain Additional Financing Will Preclude Its Ability To Stay In Business And Become Profitable

The Company will require additional capital. The Company currently does not have customers to generate the cash flow needed to pay its general and administrative expenses of approximately $50,000 a month, and will need to obtain a significant number of customers before it will achieve a breakeven level of operations. The Company currently does not have sufficient capital to continue its operations. The Company cannot guarantee that additional financing will be available on favorable terms, or at all. Any additional financings may dilute the value and voting power of the common stock. The Company currently has no bank borrowings or credit facilities, and it cannot guarantee that it will be able to arrange any such debt financing or that such financing, if available, will be on acceptable terms. If the Company cannot obtain adequate funds, it cannot fund its expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to market demands or to competitive pressures or market changes. More importantly, the Company may never realize revenues sufficient to sustain its operations and, the Company may fail in its business and cease operations.

We Are Dependent On Our Relationships With GEOCommand And Bizcom For A Substantial Portion Of Our Currently Proposed Products And Licensed Intellectual Property

We have and continue to rely substantially on GEOCommand and Bizcom to provide us with licensed intellectual property used in our proposed products, and also to provide us with certain components of our proposed products. Our agreements with GEOCommand and Bizcom provide limited terms for our licenses and our ability to obtain components for our products, leading to increased risk for us. If our relationships with GEOCommand or Bizcom were terminated, it may be difficult for us to continue operations without locating replacements, which may be costly, time consuming, or impossible to do. As described above, we no longer believe that Bizcom has the right to license its intellectual property to us. As a result, management plans to seek to obtain a new license for this intellectual property from the third party that now owns it, although there can be no assurance that we will be able to obtain such a license.

Uncertain Demand For The Company’s Products May Cause Revenues To Fall Short Of Expectations And Expenses To Be Higher Than Forecast If The Company Needs To Incur More Marketing Costs

The Company is unable to forecast revenues with certainty because of the unknown demand from consumers for its products. If demand for the Company’s products does not prove to be as great as anticipated, revenues may be lower than expected and/or marketing expenses higher than anticipated, either of which will increase the time and capital the Company needs to achieve a profitable level of operations.

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

New And Existing Competition May Gain Market Share And Limit The Company’s Potential Growth

The Company has great concern about competing firms entering its target markets. The Company recognizes value in being the first-to-market in many different geographical areas and market verticals especially since most of its future location contracts are expected to be long-term in nature. There is no assurance that new or existing competitors will not adversely affect the Company’s business.

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

Limited Number of Successful Operators Within The 220 MHz Wireless Industry

Although the Company’s initial management team, consultants and dealer partners have, collectively, substantial 220 MHz wireless operational experience, the Company has limited operating experience within the 220 MHz wireless industry.

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

We Cannot Assure Our Success In Our Planned Business Operations

If we are unable to raise additional capital, the Company will only be able to continue its current operations for approximately one (1) to six (6) months from the date of this filing. We have no current financing sources in place and no assurances are given as to the availability of any financing, or if available, the terms thereof.

We anticipate that even in the event we are able to raise sufficient capital to continue operations, such proceeds will not necessarily assure our success or profitability in view of, among other factors, our limited operating history in this business, the uncertainties associated with marketing emerging technologies, and the capital intensive nature of the wireless data and voice industry. We anticipate that profits, if any, will be derived through the sale of digital base stations, modems and engineering services and support. We are subject to all the substantial risks inherent in the development of a business enterprise within a sector of the wireless data and voice industry that has itself generated only limited revenues to date. Accordingly, no assurances can be given that our business will ever be successful or that we will ever be or remain profitable.

The Company Could Fail To Attract Or Retain Key Personnel, Which Could Hamper Its Ability To Generate Income

The Company has a single key employee who manages the Company’s operations and, if the Company were to lose this individual’s services, it would negatively impact the Company’s operations. In addition, the Company needs to attract additional high quality sales, technical and consulting personnel. To the extent the Company is smaller than its competitors and has fewer resources, the Company may not be able to attract the sufficient number and quality of staff.

The Company may enter into option agreements to acquire select assets of other 220 MHz system owners/operators, which may include 220 MHz licenses

The Company may enter into option agreements on terms to be negotiated to acquire select assets of other 220 MHz system owners/operators, which may include 220 MHz licenses. The FCC requires the licensee of a 220 MHz license must maintain “substantial control” over the use of such license. In the event the Company may desire to acquire a 220 MHz license from a holder thereof and initially obtain an option to acquire such license rather than purchase such license outright. The license holder thereof may, in its sole discretion, fail to cooperate with the Company concerning its intended usage thereof, such as to expand the Company’s networking or roaming capabilities. The Company’s ability to expand its operations and provide for further geographical coverage to its networks’ users could be adversely effected in instances where licenses may be acquired in this manner. We may assist interested parties in acquiring licenses from license holders interested in selling their licenses.

Development Risks Generally

We intend to grow primarily by (a) marketing to and obtaining customers in the commercial and public safety/emergency disaster relief sectors to utilize the data communication products offered and intended to be offered by us, thereby realizing revenues; and (ii) purchasing select assets from 220 MHz network owners and product providers. Development involves substantial risks, further enumerated herein, including the risk: (a) that we will not acquire what we believe to be the minimum “critical mass” of assets so as to develop any meaningful operations; (b) that development costs will exceed budgeted or contracted amounts; (c) that our marketing efforts to obtain customers will not proceed as rapidly as anticipated or otherwise be successful; (d) that our products will not achieve desired revenue or profitability levels; (e) that substantial additional financing, which will be necessary, might not be available or if available, might not be on favorable terms; (f) of changes in applicable laws, rules, regulations and interpretations which may adversely effect our business and operations; (g) that we may not be able to purchase desired select assets to expand our operations due to competition, financial or other considerations or otherwise successfully manage or integrate such asset purchases with our then operations; (h) of competition from other 220 MHz network operators and product providers as well as other providers of wireless communication services, many of the latter of whom have substantially greater financial and other resources than the Company; (i) the Company may not for whatever reason(s) be successful in its marketing efforts to the Homeland Security/Public Safety sector; and (j) of technology changes within the wireless communication industry and our potential inability to adopt such changes to our product and service offerings if so desired by prospective or then current customers either due to technology constraints which may be inherent to 220 MHz band services, financial constraints, or otherwise. There can be no assurances that we will be successful in executing upon our business plan.

Industry Operating History; Uncertainty of Broad Based Market Acceptance

Although numerous 220 MHz networks are operational in the United States, including many “mom and pop” network operators which produce minimal revenues, and fleet operators, many other networks are “operational” in the sense that they were constructed in advance of FCC construction deadlines, are available for subscriber use, but are otherwise producing minimal or no subscriber revenues. The 220 MHz wireless industry should therefore be viewed as having a less than successful operating history subject to uncertainty concerning the operational viability of available technology and its perceived suitability for targeted markets. The success of our business may be affected by matters beyond our control, including but not limited to changes in technology and equipment, equipment costs, competition, future demand for our services and changes in economic conditions, all of which can impact upon market acceptance. While management of the Company believes, based upon its knowledge of the industry generally, that there is a perceived need for the Company’s services, and based upon informal discussions had with certain public safety/emergency disaster relief industry personnel, including within the emergency management services sector, no assurance can be given that such perceived need for the Company’s services is correct.

Competition

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

The greater financial resources of many cellular telephone, as well as 800 MHz, service providers currently permit such entities to offer creative pricing and incentive packages which we cannot presently offer and may not be able to offer in the future. Improvements in technology may adversely impact the demand for our services, which could adversely affect our operations. Other modes of wireless communications such as cellular, specialized mobile radio (800 and 900 MHz), personal communications systems (“PCS”) and one-way paging are examples of current competing technology. While we believe, due to the costs for such services compared to the relatively low cost of 220 MHz service, that 220 MHz service may be ideal for radio dispatch subscribers as well as other potential end-users, no assurances can be given that we are correct in our belief, or that the Company will be able to successfully compete.

We Depend On Third Party Manufacturers And Suppliers For Components Of All Of The Products We Sell

We have a relationship with GEOCommand for the supply of a significant portion of the software components of our products, and two manufacturers produce the hardware components of our products. While we also include an internally-developed firmware component in our products, we would be unable to sell certain of our products without the hardware and software provided by the third party manufacturer and GEOCommand. Risks associated with our dependence upon a third party manufacturing relationship include: (i) reduced control over delivery schedules; (ii) lack of control over quality assurance; (iii) poor manufacturing yields and high costs; (iv) potential lack of adequate capacity during periods of excess demand; and (v) potential misappropriation of our intellectual property.

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

We could also be adversely affected by an increase in our third party manufacturers and suppliers’ prices for our product components or a significant decline in our third party manufacturers and suppliers’ financial condition. If the relationships with our third party manufacturers and suppliers are terminated and we are not successful in establishing relationships with one or more alternative manufacturers who offer similar services at similar prices, our costs could increase or we could be forced to cease operations altogether.

We Depend On Our Internally Developed And Licensed Intellectual Property

Our success and ability to compete depends in part on the intellectual property underlying our products, which includes some intellectual property developed by our sole technical employee (who has not assigned his rights in any inventions to the Company and is no longer employed by the Company), and intellectual property licensed from GEOCommand under the Consulting Agreement, which does not provide clear terms for this license, and from Bizcom under our agreements with it. As described elsewhere, we no longer believe we have any rights to intellectual property licensed from Bizcom, and are seeking to obtain an alternate license for this intellectual property.

If any of our competitors copy or otherwise gain access to the proprietary technology underlying our products, or develop similar technologies independently, we may not be able to compete as effectively. The measures we, Bizcom and GEOCommand take to protect our technologies, and other intellectual property rights, may not be adequate to prevent their unauthorized use.

If we, Bizcom and GEOCommand are unable to protect our intellectual property, our competitors could use our intellectual property to market products, services and technologies similar to ours, which could reduce demand for our products, services and technologies. We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Others may circumvent the trade secrets, trademarks and copyrights that we, Bizcom or GEOCommand currently or in the future own. GEOCommand has patent protection with respect to certain of its technologies, but there can be no assurance that any patents will adequately protect GEOCommand’s intellectual property.

We Could Incur Substantial Costs Defending Our Intellectual Property From Infringement By Others

Unauthorized parties may attempt to copy aspects of our, Bizcom’s and GEOCommand’s proprietary products or to obtain and use our other proprietary information. Litigation may be necessary to enforce our, Bizcom’s or GEOCommand’s intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. We may not have the financial resources to prosecute any infringement claims that we may have. Any litigation could result in substantial costs and diversion of resources with no assurance of success.

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

Third parties could claim infringement by us with respect to any patents or other proprietary rights that they hold, and we cannot assure you that we would prevail in any such proceeding as the intellectual property status of our current and future competitors’ products and services is uncertain. Any infringement claim against us, whether meritorious or not, could be time-consuming, result in costly litigation or arbitration and diversion of technical and management personnel, or require us to develop non-infringing technology or to enter into royalty or licensing agreements.

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

Our Sales May Be Concentrated In Public Sector Markets That Inherently Possess Additional Risks That Could Harm Our Business.

A significant portion of our future revenue may be derived from sales to federal, state, and local governments,. Sales to these government entities present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns, changes in government personnel, political factors and the government’s reservation of the right to cancel contracts for its convenience. The bidding cycle for a request for proposal and contract award stage can take six months to two years before a contract is awarded and the government funding process for these systems can delay the bidding cycle as well. We expect that sales to government entities will increasingly be subject to competitive bidding requirements. This intensified competition can be expected to result in lower prices, longer sales cycles and lower margins. Further, our future sales to these domestic public safety and public service entities may be substantially tied to Project 25 interoperability mandates and homeland security initiatives. Changes in governmental budget priorities could result in decreased opportunities for us to sell into this market segment.

We May Depend On Federal Government Contracts For A Substantial Portion Of Our Future Revenues, And The Loss Of Federal Government Contracts Or A Decline In Funding Of Existing Or Future Government Contracts Could Adversely Affect Our Future Revenues.

A substantial portion of our future revenues may be dependent upon continued funding of federal government agencies, as well as continued funding of the programs to be targeted by us. U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction, or modification in the event of budgetary constraints or any change in the government’s requirements. Further, our contract-related costs and fees, including allocated indirect costs, may be subject to audits by the U.S. government that may result in recalculation of contract revenues and non-reimbursement of some contract costs and fees. In addition, if we act as a subcontractor, the failure or inability of the prime contractor to perform its prime contract may result in an inability to obtain payment of fees and contract costs.

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

The Company’s Common Stock Is A “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

The Company’s common stock is “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for the Company’s common stock by reducing the number of potential investors and by making broker-dealers less likely to effect trades in the common stock. This may make it more difficult for investors in the Company’s common stock to sell shares to third parties or to otherwise dispose of them. This could cause the Company’s stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 a share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 a share); or

•

Issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

The Company Does Not Intend To Pay Any Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future profits from operations to fund growth and does not expect to pay any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 3700 Airport Road, Suite 410B, Boca Raton, FL 33431, where the Company leases approximately 700 square feet of office space. The Company’s monthly payment is paid as part of the payments due under the Consulting Agreement with GEOCommand, Inc. who is the lessee. GEOCommand’s lease expires in May 2010, and the Company and GEOCommand are affiliated as described above. Additional office space will be needed as additional employees are hired and is expected to be available at the Company’s present location.The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and is suitable for the operations involved. The Company vacated its Burr Ridge, IL facility in February 2009 due to a lack of customers on the network at that location.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to and none of our property is subject to any material pending or threatened legal, governmental, administrative or judicial proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Articles of Incorporation provide that the Company has the authority to issue 205,000,000 shares of capital stock, which are currently divided into two classes as follows: 200,000,000 shares of common stock, par value of $0.001 per share; and 5,000,000 shares of preferred stock, par value of $0.001 per share. As of July 31, 2009, we had 22,557,210 outstanding shares of Common Stock and no outstanding shares of Preferred Stock.

On January 3, 2008, our common stock began being quoted on the OTCBB under the symbol “CXTO.OB”. There is limited trading activity in our securities.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the OTCBB. The OTCBB quotations are high and low last reported bid prices representing inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The quotations may be rounded for presentation. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may have affected the prices listed below.

Year ended March 31, 2009	High	Low
First quarter	$0.15	$0.02
Second quarter	$0.05	$0.01
Third quarter	$0.04	$0.01
Fourth quarter	$0.03	$0.01

The Company has never paid any cash dividends on its stock and does not plan to pay any cash dividends in the foreseeable future.

As of July 31, 2009, we had approximately 500 shareholders of record, exclusive of shares held in street name.

Equity Compensation Plans

The Company does not have any equity compensation plans in place as of the date of this report, and had no options, warrants or other convertible securities outstanding as of that date.

Sales of Unregistered Securities

On November 11, 2008, the Company issued 1,000,000 shares to Wall Street Resources, Inc. in exchange for services rendered to the Company pursuant to Wall Street Resources’ Consulting Agreement with the Company. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CX2 Technologies, Inc. is engaged in the development and sale of its 220 MHz digital wireless data communications technologies and related services.

The Company currently markets CX2 branded data technology and services for use by various commercial/industrial applications and the Homeland Security/Public Safety sector. We believe that due to advances in 220 MHz technology and equipment and the lower costs generally associated with lower frequency band usage in comparison to cellular telephone and other wireless communications services, a broad spectrum of potential commercial and public safety/emergency disaster relief end-users may find the Company’s services advantageous and desirable, which could result in fee-based subscribership and/or high margin technology sales. The Company cannot assure, however, that it is correct in such a belief or that it will be successful in any of such efforts.

We intend to grow primarily by (a) marketing efforts to the Homeland Security/Public Safety sector; and (b) through the sale of CX2 data modems and base stations to existing 220 MHz license holders. There can be no assurance that we will be successful in executing our business plan.

We have a working capital shortage, and must continue to seek and secure significant capital from outside funding sources as our cash flow from operations is insufficient to sustain operations. No assurances can be given that we will be successful in obtaining such needed capital. Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for up to approximately one month from the date of this filing.

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

The Company is in our initial phase of operations with limited assets and capital. For our fiscal year ended March 31, 2009, we had a net loss of $565,001.

We believe that we will have to increase the number of our personnel over the next approximately 6-12 months as our business expands due to the need to increase our networking and marketing efforts.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the two years ended March 31, 2009 and 2008. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

Year ended March 31, 2009 compared to year ended March 31, 2008

Revenues. Revenues from operations for the year ended March 31, 2009 of $100,202 reflected an increase of $19,052 over the year ended March 31, 2008, due to increased sales of equipment, particularly base stations, and engineering/support services in fiscal year 2009. Revenues in both years were minimal as the Company has not yet fully commenced its operations and will not do so until additional capital is raised.

Cost of Sales. There were no cost of sales during the fiscal year ended March 31, 2009 due to the Company’s decision to adjust inventory that was considered obsolete during the fiscal year ended March 31, 2008.

Operating Expenses. Operating expenses decreased by $114,614 to $650,824 for the year ended March 31, 2009, as compared to $765,438 for the year ended March 31, 2008. This decrease is primarily due to the termination of an employee in January 2009.

Net Loss. The Company’s net loss was $565,001 in the year ended March 31, 2009, as compared to a net loss of $2,355,457 in the year ended March 31, 2008. The decrease in the net loss is primarily due to the fact that a large portion of the loss during the fiscal year ended March 31, 2008 resulted from the conversion of a promissory note.

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

We were in a working capital shortage at the fiscal year end of March 31, 2009 and cash flow from operations is insufficient to sustain our operations as of the date of this filing. As of the date of this filing, the Company still requires additional financing to sustain operations until additional subscribers can be obtained. No assurances are given that we will be successful in obtaining additional needed capital. Our inability to secure such additional capital will materially adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will enable us to sustain current operations for up to approximately one month.

At March 31, 2009, we had stockholders’ deficiency of $1,027,290, total assets of $145,186 and total current liabilities of $1,172,476. For the year ended March 31, 2009, we have incurred losses of $565,001 and for the year ended March 31, 2009, we used cash in operations of $129,094. Our operations and acquisitions have been funded by the sale of equity in private equity financing from accredited investors and by loans from our management. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities.

In the event we are unable to raise additional capital within the next one month, such event will significantly restrict and possibly cause us to cease our operations which would have a substantial adverse effect on the Company and shareholders.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s audited financial statements and the notes thereto appear in Part IV, Item 15, of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 1, 2008, the Board of Directors of the Company dismissed Webb & Company PA (“Webb & Company”), the registered independent public accounting firm for the Company, as the Company’s independent auditors effective immediately.

In connection with the audit of the Company’s financial statements for the fiscal year ended March 31, 2008 and 2007, and through August 1, 2008, there were no disagreements between the Company and Webb & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Webb & Company’s satisfaction, would have caused Webb & Company to make reference the subject matter of the disagreement in connection with its audit reports on the Company’s financial statements. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-B occurred during the period in which Webb & Company served as the Company’s independent registered public accounting firm.

On August 1, 2008, the Board of Directors of the Company approved the engagement of Jewett, Schwartz, Wolfe & Associates to serve as the Company’s independent registered public accounting firm for the Company’s fiscal year ended March 31, 2009. The decision to change the Company’s principal independent accountants was the result of the Board of Directors’ determination that it was in the best interests of the Company.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2009. Based on that evaluation, our principal executive and financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting him to material information required to be included in the Company’s periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedure is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was ineffective as of March 31, 2009, in properly accounting for all accounts payable and accrued liabilities.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has concluded that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

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

There have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal controls that occurred during the fiscal year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 9B. OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2009 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each director, executive officer, and significant employee expected to make a significant contribution to the Company:

Name	Age	Position	Term	Period

Michael Rand	48	President, CEO, Secretary, Treasurer, Director	1 yr	February 2008– Present

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to electing directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time and due to its small size does not believe that committees are necessary at this time. As of the date of this filing the Company’s sole director fulfills the duties of an audit committee, and does not qualify as an “audit committee financial expert.”

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

Mr. Rand, who took office with CX2 on February 29, 2008, has more than 12 years of experience in voice and data systems engineering. He has served as Marketing Director of GEOCommand, Inc. since 2006. GEOCommand is the provider of GEOCommand software, an off-the-shelf application suite for the homeland security market. As part of Mr. Rand’s responsibilities at GEOCommand, he has worked with CX2 Technologies on a homeland security and public safety project. From 2004 to 2005, Mr. Rand was a Communications Systems Engineer with Larry Smith Marine Electronics, where he designed voice and data networks and satellite communications systems for luxury yachts. From 1999 to 2004, Mr. Rand was a Senior Systems Engineer with Precision Response Systems, where he engineered and supported a 485-seat call center. Mr. Rand holds a B.A. in Theater Technology from Florida State University.

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our last fiscal year.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, comprising written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the Securities and Exchange Commission. Due to the small size of the Company, management does not believe such a code is needed at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended March 31, 2009, all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended March 31, 2009 and 2008, certain information regarding the compensation earned by the Company’s named executive officers. No other executive officer received an annual salary and bonus for fiscal year 2009 and 2008 in excess of $100,000 with respect to services rendered by any of such persons to the Company. Where columns have been omitted from the Summary Compensation Table below, it is because no such compensation was paid to the named executive officer during the 2008 or 2009 fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Michael Rand,	2009	$24,000	—	—	$24,000
President	2008	$2,000	—	—	$2,000
and CEO

Employment Agreements

None

Director Compensation

Members of the Board of Directors did not receive any cash or non-cash compensation for their service as Directors during our 2009 and 2008 fiscal years. The Company has no non-employee directors.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of July 31, 2009: (i) each of the Company’s officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Company’s officers and directors as a group. As of July 31, 2009, the Company had 22,557,210 shares of common stock outstanding.

         (a) Security ownership of certain beneficial owners:

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class

Common shares	BizCom U.S.A., Inc. 4550 Hazelton Lane Wellington, FL 33449	6,500,000	27%

          (b) Security Ownership of directors and executive officers:

          None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the past three (3) fiscal years, we have not entered into a transaction, nor are any transactions currently proposed, with a value in excess of $120,000 for our last three fiscal years with an officer, director or beneficial owner of 5% or more of our common stock, or with any member of the immediate family of any of the foregoing named persons or entities, except as follows:

Sam D. Hitner, the former President and CEO, was the Director of Finance for Bizcom U.S.A., Inc. from November 2004 until March 1, 2006 when he became President and CEO of CX2 Technologies Inc. During his service to Bizcom U.S.A., Inc. he was not an officer or Director of Bizcom. Since March 2006, he conducted certain negotiations and transactions with Bizcom, including the 10-year Airtime Agreement and non-exclusive licensing agreement described above. Such negotiations and transactions were effected at “arms’ length” as a representative of a separate and discrete company.

During the year ended March 31, 2007, the Company purchased $232,500 of finished goods inventory from Bizcom.

During the year ended March 31, 2008, a stockholder, Halody Consulting, LLC, loaned the Company $546,068 for working capital. The loan bears interest at 8% per annum and is payable on demand. This loan is convertible into common stock at a conversion rate of $0.025 per share, and as of March 31, 2008, $132,000 had been converted. The remaining amounts due under the loan have since been forgiven.

Mr. Rand has loaned the Company $92,000 during the fiscal years ended March 31, 2009 and 2008. This loan is interest free and is due in full six months from the date of issuance.

Using the standards of the NASDAQ Capital Market, which listing standards are not applicable to the Company, the Company’s Board has determined that its sole director would not qualify under such standards as an independent director. The Company did not consider any relationship or transaction between itself and Mr. Rand not already disclosed in this report in making this determination.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Webb & Company, P.A. served as the Company’s principal accountant from September 1, 2006 through August 1, 2008. Their fees billed to the Company for the past two fiscal years are set forth below:

	2009	2008

Audit Fees	$17,254	$39,353

Audit Related Fees	—	—

Tax Fees	—	—

All Other Fees	—	—

Total Fees	$17,254	$39,353

Jewett, Schwartz, Wolfe & Associates has served as the Company’s principal accountant since August 1, 2008. Their fees billed to the Company for the past two fiscal years are set forth below:

	2009	2008

Audit Fees	$29,000	—

Audit Related Fees	—	—

Tax Fees	—	—

All Other Fees	—	—

Total Fees	$29,000	—

•	Audit Fees

-Including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB and 10-Q.

•	Audit Related Fees

-Consists of assurance related services by the independent auditors that are reasonably related to the performance of the audit and review of our financial statements and are not included under audit fees.

•	Tax Fees

- These services included assistance regarding federal, state and local tax compliance and return preparation.

•	All Other Fees

-Includes time and procedures related to change in independent accountants and research and assistance provided to the Company.

During its fiscal year ended March 31, 2009, the Company did not have an Audit Committee and the Company’s sole director pre-approved all fees of the principal accountant. The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS - beginning on page F-1 of this Report:

- Independent Auditors’ Report - Balance Sheet at March 31, 2009

- Jeweh, Wolfe, Schwartz & Associates Independent Auditors’ Report - Webb and Company, PA

- Statements of Operations for the Years Ended March 31, 2009 and 2008

- Statements of Stockholders’ Deficiency for the Years Ended March 31, 2009 and 2008

- Statements of Cash Flows for the Year Ended March 31, 2009 and 2008

- Notes to Financial Statements

2. EXHIBITS –

(except as otherwise indicated, all exhibits were previously filed)

Exhibit #	Description

3.1	Articles of Incorporation, incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007.

3.2	Bylaws, incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007.

3.3	Amendment to Articles of Incorporation, incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007.

3.4	Amendment to Articles of Incorporation, incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007.

10	220-222 MHz Air Time Agreement, dated March 6, 2006, between Bizcom U.S.A., Inc. and CX2 Technologies, Inc., incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007.

10.1	Asset Purchase Agreement, dated March 5, 2006, between Bizcom U.S.A., Inc. and CX2 Technologies, Inc., incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007.

10.2	Licensing Agreement and Asset Sale dated February 26, 2007, between Bizcom U.S.A., Inc. and CX2 Technologies, Inc., incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007.

10.3

First Amendment to 220-222 MHz Airtime Agreement dated March 19, 2007, between Bizcom U.S.A., Inc. and CX2 Technologies, Inc., incorporated by reference, filed with the Company’s Form 10-KSB on December 14, 2007.

10.4	Distributor Agreement with ESP Wireless Agreement dated June 4, 2006, incorporated by reference, filed with the Company’s Form 10-KSB on December 14, 2007.

10.5	Intentionally Omitted.

10.6	Consulting Agreement, dated January 25, 2008, by and between CX2 Technologies, Inc. and GEOCommand, Inc., incorporated by reference, filed with the Company’s Form 8-K on March 19, 2008.

10.7	Release Agreement, dated March 20, 2008, by and between CX2 Technologies, Inc. and ESP Wireless Technology Group, Inc., incorporated by reference, filed with the Company’s Form 8-K on June 11, 2008.

10.8

Settlement Agreement, dated as of June 2, 2008 and effective as of March 31, 2008, by and among CX2 Technologies, Inc., GEOCommand, Inc., Michael Rand, Albert Koenigsberg, Halody Consulting, LLC and Peter Kirschner, incorporated by reference, filed with the Company’s Form 8-K on June 11, 2008.

10.9

Redemption, Settlement and Release Agreement, dated June 6, 2008, by and among CX2 Technologies, Inc., Adam and Julie Reiser, Michael Rand, Albert Koenigsberg and Digital Dial, LLC, incorporated by reference, filed with the Company’s Form 8-K on June 11, 2008.

10.10	Promissory Note dated May 23, 2008 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $40,500, filed herewith.

10.11	Promissory Note dated June 5, 2008 issued by CX2 Technologies, Inc. in favor of GEOCommand, Inc. in the principal amount of $14,113, filed herewith.

10.12	Promissory Note dated June 27, 2008 issued by CX2 Technologies, Inc. in favor of Les Hahn in the principal amount of $5,000, filed herewith.

10.13	Promissory Note dated July 17, 2008 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $23,050, filed herewith.

10.14	Financial Communications Consulting Agreement dated September 10, 2008 by and between Wall Street Reources, Inc. and CX2 Technologies, Inc., filed herewith.

10.15	Promissory Note dated February 27, 2009 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $18,450, filed herewith.

10.16	Promissory Note dated March 31, 2009 issued by CX2 Technologies, Inc. in favor of Albert Koenigsberg in the principal amount of $5,000, filed herewith.

10.17	Promissory Note dated March 31, 2009 issued by CX2 Technologies, Inc. in favor of GEOCommand, Inc. in the principal amount of $18,961, filed herewith.

16.1	Letter from Webb & Company PA dated August 6, 2008, incorporated by reference, filed with the Company’s Form 8-K on August 7, 2008.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer, filed herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Reports on Form 8-K

On June 11, 2008, the Company filed a Form 8-K in which it announced its entry into settlement agreements with ESP Wireless Technology Group, Inc., Peter Kirschner, Halody Consulting, LLC, Adam and Julie Reiser and Digital Dial, LLC.

On August 7, 2008, the Company filed a Form 8-K in which it announced the dismissal of Webb & Company, P.A., as its registered independent accounting firm, and the engagement of Jewett, Schwartz, Wolfe & Associates as the successor registered independent accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2009	CX2 Technologies. Inc.
(Registrant)

	By:	/s/ Michael Rand

Michael Rand, Chief Executive Officer, Principal Executive
and Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CX2 TECHNOLOGIES, INC.

We have audited the accompanying balance sheet of CX2 Technologies, Inc. as of March 31, 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CX2 Technologies, Inc., as of March 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred net losses approximating $9,300,000 as of March 31, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is proposing to raise any necessary additional funds through loans, additional sales of its common stock and to achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital.

/s/ Jewett, Schwartz, Wolfe & Associates

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
August 13, 2009

200 South Park Road, SUITE 150 • HOLLYWOOD, FLORIDA 33021 • TELEPHONE (954) 922-5885 • FAX (954) 922-5957
MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS • FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA • REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

Webb & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $2,355,457, a negative cash flow from operations of $467,183 during the year ended March 31, 2008, a working capital deficiency of $1,168,987 and a stockholders' deficiency of $969,999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Webb & Company, P.A.
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
July 15, 2008

1501 Corporate Drive, Suite 150 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

CX2 TECHNOLOGIES, INC.
BALANCE SHEETS

	March 31, 2009	March 31, 2008

A S S E T S

Current Assets
Cash and cash equivalents	$192	$2,917
Notes receivable	1,245	—
Prepaid expense	2,500	—

Total Current Assets	3,937	2,917

Property and Equipment, net	141,249	193,540

Other Assets
Deposits	—	5,448

Total Other Assets	—	5,448

Total Assets	$145,186	$201,905

L I A B I L I T I E S A N D S T O C K H O L D E R S’ D E F I C I E N C Y

Current Liabilities
Accounts payable and accrued expenses	$646,297	$319,454
Notes payable - related parties	516,179	852,450
Notes payable	10,000	—

Total Current Liabilities	1,172,476	1,171,904

Total Liabilities	1,172,476	1,171,904

Commitments and Contingencies	—	—

Stockholders’ Deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,557,210 and 23,057,210 issued and outstanding in 2009 and 2008, respectively	22,557	23,057
Additional paid-in capital	8,290,332	9,282,122
Accumulated deficit	(9,340,179)	(10,275,178)

Total Stockholders’ Deficiency	(1,027,290)	(969,999)

Total Liabilities and Stockholders’ Deficiency	$145,186	$201,905

See accompanying notes to financial statements.

CX2 TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31, 2009	March 31, 2008

Revenue	$100,202	$81,150
Cost of sales	—	233,625

Gross Profit	100,202	(152,475)

Operating Expenses
Selling, general and administrative	598,533	713,147
Depreciation and amortization	52,291	52,291

Total Operating Expenses	650,824	765,438

Loss from Operations	(550,622)	(917,913)

Other Expense
Interest expense	(14,379)	(41,544)
Loss on conversion	—	(1,396,000)

Total Other Expense	(14,379)	(1,437,544)

LOSS BEFORE PROVISION FOR INCOME TAXES	(565,001)	(2,355,457)

Provision for income taxes	—	—

Net Loss	$(565,001)	$(2,355,457)

Weighted Average Number of Shares Outstanding During the Period	23,553,100	18,349,237

Basic and Diluted

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.13)

See accompanying notes to financial statements.

CX2 TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
For the Years Ended March 31, 2009 and 2008

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficiency)

	Shares	Amount	Shares	Amount

Balance, March 31, 2007	—	$—	17,747,210	$17,747	$7,729,432	$(7,919,721)	$(172,542)

Common stock issued for cash ($1.00 per share)	—	—	5,000	5	4,995	—	5,000

Common stock issued in exchange for services ($0.001 per share)	—	—	25,000	25	24,975	—	25,000

Common stock issued in connection with conversion of promissory note ($0.025 per share)	—	—	5,280,000	5,280	1,522,720	—	1,528,000

Net loss for the year ending March 31, 2008						(2,355,457)	(2,355,457)

Balance, March 31, 2008	—	—	23,057,210	23,057	9,282,122	(10,275,178)	(969,999)

Common stock issued in exchange for services ($0.001 per share)	—	—	1,000,000	1,000	39,000		40,000

Common stock reversed in connection with the technology license dated February 26, 2007 ($1.00 per share)	—	—	(1,500,000)	(1,500)	(1,498,500)	1,500,000	—

Conversion of notes payable - related parties to equity	—	—	—	—	467,710		467,710

Net loss for the year ending March 31, 2009						(565,001)	(565,001)

Balance, March 31, 2009	—	$—	22,557,210	$22,557	$8,290,332	$(9,340,179)	$(1,027,290)

See accompanying notes to financial statements.

CX2 TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2009	March 31, 2008

Cash Flows From Operating Activities:
Net Loss	$(565,001)	$(2,355,457)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	52,291	52,291
Common stock issued in exchange for services	40,000	25,000
Loss on conversion	—	1,396,000
Provision for obsolete inventory	—	232,500
Changes in operating assets and liabilities:
Notes receivable	(1,245)	—
Prepaid expenses	(2,500)	9,000
Deposits	5,448	—
Accounts payable and accrued expenses	341,913	212,483
Deferred revenue	—	(39,000)

Net Cash Used in Operating Activities	(129,094)	(467,183)

Cash Flows From Financing Activities:
Proceeds from note payable - related party	156,869	554,068
Proceeds from notes payable	14,000
Repayment of note payable - related party	(40,500)	(102,682)
Repayment of notes payable	(4,000)
Stock issued for cash, net of offering costs	—	5,000

Net Cash Provided by Financing Activities	126,369	456,386

Net Decrease in Cash	(2,725)	(10,797)
Cash at Beginning of Period	2,917	13,714

Cash at End of Period	$192	$2,917

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$13	$—

Taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of promissory note to common stock	$—	$132,000

Conversion of notes payable - related parties to equity	$467,710	$—

Stock issued under terms of consulting agreement	$40,000	$—

See accompanying notes to financial statements.

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31. 2009 and 2008

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

The Company is engaged in the development, operation and management of 220 MHz digital wireless data communications services. In September 2006 the Company entered into a ten year Airtime Agreement for the exclusive use of minutes on 220 MHz Federal Communications Commission (“FCC”) licenses and the related equipment with a third party. This agreement allows the Company to operate throughout the entire United States and initially in the geographical areas of Florida, Illinois, Michigan and Texas, however, in late 2008, the Company learned that this third party no longer owned its FCC licenses and therefore the Company does not believe it continues to have any rights to use minutes under these licenses. The Company is no longer seeking to acquire 220 MHz licenses and related equipment from one or more other third parties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $565,001 and a negative cash flow from operations of $129,094 for the year ended March 31, 2009, a working capital deficiency of $1,168,539 and a stockholder’s deficiency of $1,027,290 as of March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company was in the development stage from May 2002 until January 2007, at which time operations began. The Company has incurred a loss from operations, and its present level of revenues is not sufficient to cover all the Company’s incurred expenses. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations. Management’s plans in this regard are to further pursue its business plan relating to the operation and management of its 220 MHz digital wireless data communications services and to seek financing through private offerings of its stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Property and Equipment

Property and equipment, consisting of computer equipment, office furniture and equipment, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is presently five years.

Intangible Assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” as of April 1, 2005. Intangible assets are recorded at acquisition cost, which is considered to be fair value per SFAS No. 142. Certain of the Company’s intangible assets which were acquired in March, 2006 are licensing agreements that will be amortized over the term of the ten year agreements. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method shall be used. The Company reviews these intangible assets periodically to assess whether the carrying amount will be fully recovered through estimated future operating cash flows. An impairment loss is recorded if the carrying amount exceeds the present value of the estimated future cash flows.

Revenue Recognition

The Company follows the provisions of Staff Accounting Bulleting (“SAB”) No. 104 Revenue Recognition. Revenue from users for network services is recognized at the time that the services are provided. Revenue from sales of radios and other related equipment is recognized at date of delivery to the customer and when collection is reasonably assured. Revenue from consulting services is recognized at the time that the services are provided.

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31. 2009 and 2008

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which consist of current liabilities, approximate fair values due to the short-term maturities of such instruments.

Net Loss Per Share

The Company follows the provisions of SFAS No. 128, “Earnings per Share,” which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents. As of March 31, 2009 there were no common stock equivalents outstanding.

Reclassifications

Certain amounts in the fiscal year 2008 financial statements have been reclassified to conform to the 2009 fiscal year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that it will be required to adopt in the future are summarized below.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact of the adoptions of SFAS 165, if any, on our financial position, results of operations or cash flows.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1,“Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends Accounting

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31. 2009 and 2008

Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the FSP is not expected to have a material impact on our financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its financial position and results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any such instrument. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-7 on its financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-6 on its financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31. 2009 and 2008

a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. We have not yet completed our assessment of the impact EITF No. 08-5 will have on the presentation of our financial condition, results of operations or cash flows.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

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

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31. 2009 and 2008

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company does not currently have any such instrument. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s financial condition or results of operations.

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31. 2009 and 2008

Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its results of operations and financial condition.

NOTE 3 – PROPERTY AND EQUIPMENT

	2009	2008

Communications equipment	$200,000	$200,000
Office and computer equipment	61,456	61,456

	261,456	261,456
Less accumulated depreciation	120,207	67,916

Property and equipment, net	$141,249	$193,540

Depreciation expense was $52,291 for the years ended March 31, 2009 and 2008.

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31. 2009 and 2008

NOTE 4 – USE OF 220 MHz LICENSES AND EQUIPMENT

On March 5, 2006, the Company agreed to purchase certain 220 MHz FCC licenses and related hardware and software for the initial planned operation of such licenses in certain geographical areas of Florida, Illinois, Michigan and Texas from a third party owner of such assets, Bizcom U.S.A., Inc. (“Bizcom”). As part of this transaction the Company issued 5,000,000 shares of Common Stock with a fair value of $5,000,000 (based on a recent cash offering price) to Bizcom. Due to certain security covenants placed on the sale of these licenses, Bizcom was unable to conclude the sale to the Company.

On March 6, 2006, the Company executed a ten year 200-220 MHz Airtime Agreement, which was subsequently amended effective March 19, 2007 (as amended, the “Air Time Agreement”), for the non-exclusive use of five hundred million minutes on all of the Bizcom FCC licenses. The Air Time Agreement required payment by CX2 of a monthly user fee of $4,000, which was subsequently eliminated when the Air Time Agreement was amended in March 2007, and also provided for the retention of the 5 million previously issued shares by Bizcom.

On February 26, 2007, CX2 and Bizcom entered into a Licensing Agreement & Asset Sale (the “Licensing Agreement”), pursuant to which CX2 acquired from Bizcom a non-exclusive license to its wireless digital data intellectual property for cash payments and 1,500,000 shares of common stock, which were not issued. This license granted the Company the right to use Bizcom proprietary technologies without restriction, including rights to further develop the existing technology or new technology, which new development would be owned by CX2. In addition, CX2 bought from Bizcom all of its digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory included all digital base stations, RRM boards and connective cabling, combiners, racks, antennas, maintenance equipment, lab equipment, and office equipment, at the Company’s Burr Ridge offices in Illinois, together with any such equipment in any Bizcom storage facility in Illinois.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

Debt due to related parties as of March 31, 2009 and 2008 consists of the following:

	2009	2008

Promissory note to a related party, payable in monthly installments of $25,000. Interest calculated at 5% per annum.	391,106	376,740

Unsecured notes payable to related parties. These notes are payable on demand with no interest.	125,073	8,000

Unsecured note payable to a shareholder. This note is payable on demand with interest at 8% per annum.	—	467,710

	516,179	852,450
Less current portion of long term notes payable	516,179	852,450

Total	—	—

During the year ended March 31, 2009, related parties loaned the Company $156,869 for working capital purposes. These loans are unsecured, due on demand and bear no interest.

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31. 2009 and 2008

NOTE 6– STOCKHOLDERS’ EQUITY

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Bizcom USA, Inc. (“Bizcom”) is a major shareholder of the Company. The Company had non-exclusive access to 500 million minutes of airtime in the 220 MHz frequency band as a result of its Airtime Agreement with Bizcom which was entered into in March 2006. In addition, the Company has another non-exclusive license agreement with Bizcom which provides for rights to use certain wireless digital data intellectual property, including rights to further develop the existing technology or new technology, which new development would be owned by the Company. The Company owes Bizcom approximately $391,000 as of March 31, 2009. In late 2008 the Company learned that Bizcom had lost ownership of its FCC licenses and thus the Company does not believe it continues to have any rights to use minutes or other rights granted to it under its agreements with Bizcom.

During the years ended March 31, 2009 and 2008, related parties loaned the Company $156,869 and $8,000, respectively, for working capital purposes. These loans, which total $125,073, at March 31, 2009, are unsecured, due on demand and bear no interest. See Note 5 for additional information on related party notes payable. The Company also owes Geo-Command, Inc., in connection with a management consulting contract, a total of $225,000 as of March 31, 2009. This total is included in accounts payable and accrued expenses in the accompanying financial statements.

On June 2, 2008, the promissory notes payable and accrued interest to a related party of $467,710 were forgiven by a stockholder and recorded as contributed to capital.

During the year ended March 31, 2008, a stockholder loaned the Company $441,210 for working capital.

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31. 2009 and 2008

NOTE 9 – INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax expense for the years ended March 31, 2009 and 2008 are summarized as follows:

2009	Current	Deferred	Total

Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

2008	Current	Deferred	Total

Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Income tax expense for the year ended March 31, 2009 and 2008 differed from the amounts computed by applying the statutory U.S. Federal corporate income tax rate of 34% and state income tax at a rate of 5.5% to income before income tax benefit as a result of the following:

	2009	2008

Expected income tax expense (benefit) from operations	$(214,418)	$(886,358)
Permanent differences	—	—
Valuation allowance	214,418	886,358

Total	$—	$—

The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
Net operating loss carryforwards (benefit)	$(4,080,967)	$(3,866,549)
Total gross deferred tax assets	4,080,967	3,866,549
Less valuation allowance	4,080,967	3,866,549
Net deferred tax assets	$—	$—

The Company has net operating loss carryforwards of $9,340,179 and $10,275,178 as of March 31, 2009 and 2008, respectively. These carryforwards begin to expire in 2025. The valuation allowance at March 31, 2009 was $4,080,967. The net change in the valuation allowance for the year ended March 31, 2009 and 2008 was an increase of $214,418 and $866,358, respectively.

NOTE 10 – CONCENTRATION OF CREDIT RISKS

Customers

For the year ended March 31, 2009, two customers accounted for all of the Company’s sales. The Company purchases its radios primarily from one vendor. As such, the Company believes that it has a concentration of credit risk within its receivables because of the limited customer base.