Form 10-Q
period 2009-09-30
CX2 Technologies, Inc.
filed 2010-06-22
CIK 1384929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Registrant's telephone number

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

As of June 15, 2010 there were 27,472,960 shares of the registrant's common stock outstanding.

CX2 TECHNOLOGIES, INC.

CX2 TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
As of September 30, 2009 and March 31, 2009

	September 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1,478	$192
Notes receivable-related party	1,245	1,245
Other current assets	5,000	2,500

TOTAL CURRENT ASSETS	7,723	3,937

Property & Equipment, net	115,103	141,249

TOTAL ASSETS	$122,826	$145,186

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$656,909	$646,297
Notes payable - related parties	391,106	391,106
Note payable - others	198,425	135,073

TOTAL LIABILITIES	1,246,440	1,172,476

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 22,057,210 and shares issued and outstanding at September 30, 2009; and March 31, 2009, respectively	22,557	22,557
Additional paid in capital	8,290,332	8,290,332
Accumulated deficit	(9,436,503)	(9,340,179)

TOTAL STOCKHOLDERS' DEFICIT	(1,123,614)	(1,027,290)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$122,826	$145,186

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the Three and Six Months Ended September 30, 2009 and 2008

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,

	2009	2008	2009		2008

REVENUES	$-	$31,151	$2,500		$36,401
Cost of sales	-		-
GROSS MARGIN	-	31,151	2,500		36,401

OPERATING EXPENSES:
Selling, general and administrative	36,622	134,239	72,678		252,724
Depreciation and amortization	13,073	13,073	26,146		26,146

TOTAL OPERATING EXPENSES	49,695	147,312	98,824		278,870

NET LOSS FROM OPERATIONS	(49,695)	(116,161)	(96,324)		(242,469)

OTHER EXPENSE
Interest expense	-	(4,729)	-		(4,737)
TOTAL OTHER EXPENSES	(49,695)	(120,890)	(96,324)		(247,206)

NET LOSS	$(49,695)	$(120,890)	$(96,324)		$(247,206)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANIDING-BASIC AND DILUTED	23,553,100	23,057,210	23,057,210		23,057,210

LOSS PER COMMON SHARES-BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$	$(0.01)

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Six Months Ended September 30, 2009 and 2008

	For the Six Months Ended
	September 30,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(96,324)	$(247,206)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	26,146	26,146
Changes in assets and liabilities:
Notes receivable-related party	-	(1,245)
Prepaid expenses	(2,500)
Deposits	-	5,448
Accounts payable and accrued liabilities	10,612	130,822
Net Cash Used in Operating Activities	(62,066)	(86,035)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable	63,352	100,619
Repayment of notes payable	-	(12,000)
Net cash provided by financing activities	63,352	88,619

Net decrease in cash	1,286	2,584

Cash and cash equivalents at beginning of period	192	2,917

Cash and cash equivalents at end of period	$1,478	$5,501

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of note payable - related party to equity	$-	$467,710

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2009

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

The Company had engaged in the development, operation and management of 220 MHz digital wireless data communications services.  As disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2009, "The Company utilized intellectual property licensed from Bizcom pursuant to an agreement with Bizcom, which subsequently forfeited their IP to Stillwater Asset Backed Funds. Thus, CX2 no longer believes it has any right to use this IP, and management is seeking to negotiate a license with Stillwater Asset Backed Funds to enable the Company to continue to have access to this IP. There can be no assurance that the Company will be successful in obtaining such a license."  CX2 management and consultants attempted and were not successful in negotiating with representatives of Stillwater Asset Backed Funds for the right to use the intellectual property underlying the technology which was forfeited by Bizcom.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had a net loss of $96,324 and a negative cash flow from operations of $62,066 during the six months ended September 30, 2009, along with a working capital deficiency of $1,232,930 and a stockholder's deficiency of $1,117,827.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company was in the development stage from May 2002 until January 2007, at which time operations began.  The Company has incurred a loss from operations, and its present level of revenues is not sufficient to cover all the Company's incurred expenses.  Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations.  Management's plan in this regard is to find an existing revenue producing company, or a company with assets to take over or use to expand operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2009

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying values of the Company's financial instruments, which consist of current liabilities, approximate fair values due to the short-term maturities of such instruments.

Net Loss Per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated using the "if converted" method for common stock equivalents.  As of September 30, 2009 there were no common stock equivalents outstanding.

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2009

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, "Fair Value Measurements and Disclosures—Overall". The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company's financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), "Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities", which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company's financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, "Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)". This ASU amends Subtopic 820-10, "Fair Value Measurements and Disclosures – Overall", to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard is not expected to have an impact on the Company's financial position and results of operations.

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2009

In October 2009, the FASB has published ASU 2009-13, "Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements", which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, "Revenue Recognition-Multiple-Element Arrangements", for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company's financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, "Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements" and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, "Software-Revenue Recognition". In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company's financial position and results of operations.

In December 2009, the FASB has published ASU 2009-16 "Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets." ASU No. 2009-16 is a revision to ASC 860, "Transfers and Servicing," and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010.  The adoption of this standard is not expected to have any impact on the Company's financial position and results of operations.

In December 2009, the FASB has published ASU 2009-17 "Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company's financial position and results of operations.

In January 2010, the FASB has published ASU 2010-01 "Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force," as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard is not expected to have an impact on the Company's financial position and results of operations.

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2009

In January 2010, the FASB has published ASU 2010-02 "Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification," as codified in ASC 810, "Consolidation." ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have any impact on the Company's financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 "Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements". ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

Other ASUs not effective until after September 30, 2009 are not expected to have a significant effect on the Company's financial position or results of operations.

NOTE 5 – NOTES PAYABLE

Debt due as of September 30, 2009 consists of the following:

2009

Promissory note to a related party, payable in monthly installments of $25,000. Interest calculated at 5% per annum. Includes accrued interest of $13,031	$391,106
Unsecured note payable to GEOCommand, Inc., this note is payable on demand with no interest.	96,325
Note payable - officer	92,100
Note payable - other	10,000
589,531
Less current portion of long term notes payable	589,531
Total notes payable	$-

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2009

During the three months ended September 30, 2009, GEOCommand, Inc., loaned the Company an additional $49,465 for working capital purposes.  These loans are unsecured, due on demand and bear no interest.

During the six months ended September 30, 2009, GEOCommand, Inc., and officers have loaned the Company a total of $63,252 for working capital purposes.  These loans, which total $188,425, are unsecured, due on demand and bear no interest.

The Company also owes Geocommand, Inc., in connection with a management consulting contract, a total of $200,000 as of September 30, 2009.  This total is included in accounts payable and accrued expenses in the accompanying financial statements.

NOTE 6 – STOCKHOLDERS' EQUITY

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

Private Placements of Common Stock

The Company previously offered, through its private placement memorandum dated March 6, 2006 and as amended on September 27, 2006 (the "PPM"), up to a maximum of 5,000,000 shares of its common stock par value $.001 per share, at a price of $1.00 per share for total gross offering proceeds of up to $5,000,000.  The PPM was terminated in June of 2008.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Bizcom USA, Inc. ("Bizcom") is a major shareholder of the Company.  The Company had non-exclusive access to 500 million minutes of airtime in the 220 MHz frequency band as a result of its Airtime Agreement with Bizcom which was entered into in March 2006.  In addition, the Company had another non-exclusive license agreement with Bizcom which provided for rights to use certain wireless digital data intellectual property, including rights to further develop the existing technology or new technology, which new development would be owned by the Company.  The Company owes Bizcom approximately $391,106 as of September 30, 2009.  In late 2008 the Company learned that Bizcom had lost ownership of its FCC licenses and thus the Company does not believe it continues to have any rights to use minutes or other rights granted to it under its agreements with Bizcom.

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 30, 2009

NOTE 9 – CONCENTRATION OF CREDIT RISKS

Customers

For the six months ended September 30, 2009, one customer accounted for all of the Company's sales.  The Company purchases its radios primarily from one vendor, which accounted for all of the Company's product purchases during that period. As such, the Company believes that it has a concentration of credit risk within its receivables because of the limited customer base.

NOTE 10 – SUBSEQUENT EVENT

The Company received $11,164 in loans from a GEOCommand, Inc., and officers subsequent to September 30, 2009.  These loans are unsecured, due on demand and bear no interest.  The Company had no material subsequent events to disclose from the balance sheet date to the filing date. The Company evaluated subsequent events through June 1, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2009 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our Form 10-K for the fiscal year ended March 31, 2009. Historical results may not be indicative of future performance.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions.  All statements other than statements of historical fact are statements that could be deemed forward-looking  statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under "Risk Factors" in Item 1A of Part II below and in the "Risk Factors" section of our Form 10-K for the fiscal year ended March 31, 2009 that may cause actual results to differ materially.

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

The Company has limited assets and capital.  For our fiscal year ended March 31, 2009, we had a net loss of $565,001, and for the six months ended September 30, 2009, we had a net loss of $96,324.

Results of Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenues.  Revenues from operations for the three months ended September 30, 2009 reflected a decrease of $31,151 from the three months ended September 30, 2008, due to a decrease in sales of equipment, primarily base stations.  We had no revenues in the three months ended September 30, 2009 as we had ceased marketing our products and services.  Revenues in the quarter ended September 30, 2008 were minimal as the Company had not yet fully commenced its operations and no longer plans to do so unless and until a new source of operations is acquired by the Company.

Cost of Sales.  There were no costs of sales for the three months ended September 30, 2009 and the three months ended September 30, 2008 due to having no sales in the three months ended September 30, 2009, and, for the three months ended September 30, 2009, due to the Company's decision to adjust its radio inventory that was considered obsolete at March 31, 2008.

Operating Expenses.  Operating expenses decreased by $97,617 to $49,695 for the three months ended September 30, 2009, as compared to $147,312 for the three months ended September 30, 2008, as a result of a decrease in marketing and investor relations costs.

Net Loss.  The Company's net loss was $49,695 for the three months ended September 30, 2009, as compared to a net loss of $120,890 for the three months ended September 30, 2008.

Six months ended September 30, 2009 compared to the six months ended September 30, 2008

Revenues.  Revenues from operations for the six months ended September 30, 2009 reflected a decrease of $33,901 from the six months ended September 30, 2008, due to a decrease in sales of equipment, primarily base stations.  Revenues in both periods were minimal as the Company had not yet fully commenced its operations and no longer plans to do so unless and until a new source of operations is acquired by the Company.

Cost of Sales.  There were no costs of sales for the six months ended September 30, 2009 and the six months ended September 30, 2008, due to the Company's decision to adjust its radio inventory that was considered obsolete at March 31, 2008.

Operating Expenses.  Operating expenses decreased by $180,046 to $98,824 for the six months ended September 30, 2009, as compared to $278,870 for the six months ended September 30, 2008, as a result of a decrease in marketing and investor relations costs.

Net Loss.  The Company's net loss was $96,324 for the six months ended September 30, 2009, as compared to a net loss of $247,206 for the six months ended September 30, 2008.

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

We were in a working capital shortage at the fiscal year end of March 31, 2009 and at September 30, 2009, and cash flow from operations is insufficient to sustain our operations as of the date of this filing.  As of the date of this filing, the Company still requires additional financing to sustain operations until a new source of potential revenue can be located. No assurances are given that we will be successful in obtaining additional needed capital.  Our inability to secure such additional capital will materially adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will enable us to sustain current operations for up to approximately one month.

At September 30, 2009, we had stockholders' deficiency of $1,117,827, total assets of $122,826 and total current liabilities of $1,246,440. For the six months ended September 30, 2009, we have incurred losses of $96,324 and for the six months ended September 30, 2009, we used cash in operations of $62,066. Our operations and acquisitions have been funded by the sale of equity in private equity financing from accredited investors and by loans from our management. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

ITEM 5. Other Information.

During the quarter ended September 30, 2009, the Company entered into four promissory notes in favor of GEOCommand, Inc., a consultant to the Company – one dated July 31, 2009 in the principal amount of $37,200, one dated August 6, 2009 in the principal amount of $8,500, one dated August 27, 2009 in the principal amount of $2,400 and one dated September 30, 2009 in the principal amount of $1,365.92.  The proceeds of the notes were used by the Company for working capital.  The notes are due on demand and do not bear interest.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.20	Promissory Note dated July 31, 2009 issued by CX2 Technologies, Inc. in favor of GEOCommand, Inc. in the principal amount of $37,200

10.21	Promissory Note dated August 6, 2009 issued by CX2 Technologies, Inc. in favor of GEOCommand, Inc. in the principal amount of $8,500

10.22	Promissory Note dated August 27, 2009 issued by CX2 Technologies, Inc. in favor of GEOCommand, Inc. in the principal amount of $2,400

10.23	Promissory Note dated September 30, 2009 issued by CX2 Technologies, Inc. in favor of GEOCommand, Inc. in the principal amount of $1,365.92

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer

32	Section 1350 Certification

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 21, 2010	CX2 Technologies, Inc.
(Registrant)

By: /s/ Lester Hahn
Lester Hahn, Chief Executive Officer, Principal Executive,
Financial and Accounting Officer