Form 10-Q/A
period 2009-06-30
CX2 Technologies, Inc.
filed 2010-06-25
CIK 1384929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to CX2 Technologies, Inc.'s Form 10-Q amends the Form 10-Q filed with the U.S. Securities and Exchange Commission on June 22, 2010 (the "Original Filing").  The Amendment is being filed for the purpose of revising Item 2 of Part I, as the contemplated asset transfer failed to close with the consultant.  The only items filed herewith are Item 2, the signature page and the certifications. With the exception of the foregoing, no other information in the Original Filing has been supplemented, updated or amended.

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

Date: June 25, 2010	CX2 Technologies, Inc. (Registrant) By: /s/ Lester Hahn _______________________________________________ Lester Hahn, Chief Executive Officer, Principal Executive, Financial and Accounting Officer