Form 10-Q
period 2009-12-31
CX2 Technologies, Inc.
filed 2010-06-25
CIK 1384929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

CX2 TECHNOLOGIES, INC.

CX2 TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
As of December 31, 2009 and March 31, 2009

	December 31,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$192
Notes receivable-related party	1,245	1,245
Other current asset	5,000	2,500

TOTAL CURRENT ASSETS	6,245	3,937

Property & Equipment, net	102,030	141,249

TOTAL ASSETS	$108,275	$145,186

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$36	$-
Accounts payable and accrued expenses	664,121	646,297
Notes payable - related parties	391,106	391,106
Note payable - others	209,589	135,073

TOTAL LIABILITIES	1,264,852	1,172,476

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 23,057,210 and shares issued and outstanding at December 31, 2009; and March 31, 2009, respectively	22,557	22,557
Additional paid in capital	8,290,332	8,290,332
Accumulated deficit	(9,469,466)	(9,340,179)

TOTAL STOCKHOLDERS' DEFICIT	(1,156,577)	(1,027,290)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$108,275	$145,186

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the Three and Nine Months Ended December 31, 2009 and 2008

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

REVENUES	$1,211	$63,801	$3,711	$100,202
Cost of sales	-	-	-	-
GROSS MARGIN	1,211	63,801	3,711	100,202

OPERATING EXPENSES:
Selling, general and administrative	21,101	274,625	93,779	527,352
Depreciation and amortization	13,073	13,073	39,219	39,218

TOTAL OPERATING EXPENSES	34,174	287,698	132,998	566,570

NET LOSS FROM OPERATIONS	(32,963)	(223,897)	(129,287)	(466,368)

OTHER EXPENSE
Interest expense	-	(4,789)	-	(9,525)
TOTAL OTHER EXPENSES	-	(4,789)	-	(9,525)

NET INCOME	$(32,963)	$(228,686)	$(129,287)	$(475,893)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANIDING-BASIC AND DILUTED	23,553,100	24,057,210	23,057,210	23,557,210

LOSS PER COMMON SHARES-BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Nine Months Ended December 31, 2009 and 2008

	For the Nine Months Ended
	December 31,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(129,287)	$(475,893)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	39,219	39,218
Common stock issued for services	-	40,000
Changes in assets and liabilities:
Notes receivable-related party	-	(1,245)
Other current assets	(2,500)	-
Deposits	-	5,448
Accounts payable and accrued liabilities	17,924	279,873
Net Cash Used in Operating Activities	(74,644)	(112,599)

CASH FLOW FROM FINANCING ACTIVITIES:
Bank overdraft	36	-
Proceeds from notes payable - related parties	-	141,869
Proceeds from notes payable	74,416	14,000
Repayment of notes payable - related parties	-	(40,500)
Repayment of notes payable	-	(4,000)
Net cash provided by financing activities	74,452	111,369

Net decrease in cash	(192)	(1,230)

Cash and cash equivalents at beginning of period	192	2,917

Cash and cash equivalents at end of period	$-	$1,687

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock issued under terms of Airtime Agreement	$-	$40,000
Conversion of note payable - related party to equity	$-	$467,710

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2009

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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had a net loss of $129,287 and a negative cash flow from operations of $74,644 during the nine months ended December 31, 2009, along with a working capital deficiency of $1,258,607 and a stockholder's deficiency of $1,156,577.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The Company was in the development stage from May 2002 until January 2007, at which time operations began.  The Company has incurred a loss from operations, and its present level of revenues is not sufficient to cover all the Company's incurred expenses.  Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations.  Management's plan in this regard is to find an existing revenue producing company, or a company with assets to take over or use to expand operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2009

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

Net Loss Per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated using the "if converted" method for common stock equivalents.  As of December 31, 2009 there were no common stock equivalents outstanding.

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2009

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
As of December 31, 2009

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

Other ASUs not effective until after December 31, 2009 are not expected to have a significant effect on the Company's financial position or results of operations.

CX2 TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2009

NOTE 5 – NOTES PAYABLE

Debt due as of December 31, 2009 consists of the following:

2009

Promissory note to a related party, payable in monthly installments of $25,000. Interest calculated at 5% per annum. Includes accrued interest of $13,031	$391,106

Unsecured note payable to GEOCommand, Inc. This note is payable on demand with no interest.	104,681
Note payable - officer	94,908
Note payable - other	10,000
600,695
Less current portion of long term notes payable	600,695
Total	$-

During the three months ended December 31, 2009, GEOCommand, Inc. and officers loaned the Company an additional $11,164 for working capital purposes.  These loans are unsecured, due on demand and bear no interest.

During the nine months ended December 31, 2009, GEOCommand, Inc. and officers have loaned the Company an additional $74,416 for working capital purposes.  These loans, which total $199,589, are unsecured, due on demand and bear no interest.

The Company also owes GEOCommand, Inc., in connection with a management consulting contract, a total of $200,000 as of December 31, 2009.  This total is included in accounts payable and accrued expenses in the accompanying financial statements.

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
As of December 31, 2009

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Bizcom USA, Inc. ("Bizcom") is a major shareholder of the Company.  The Company had non-exclusive access to 500 million minutes of airtime in the 220 MHz frequency band as a result of its Airtime Agreement with Bizcom which was entered into in March 2006.  In addition, the Company had another non-exclusive license agreement with Bizcom which provided for rights to use certain wireless digital data intellectual property, including rights to further develop the existing technology or new technology, which new development would be owned by the Company.  The Company owes Bizcom approximately $391,106 as of December 31, 2009.  In late 2008 the Company learned that Bizcom had lost ownership of its FCC licenses and thus the Company does not believe it continues to have any rights to use minutes or other rights granted to it under its agreements with Bizcom.

NOTE 9 – CONCENTRATION OF CREDIT RISKS

Customers

For the nine months ended December 31, 2009, one customer accounted for all of the Company's sales.  The Company purchases its radios primarily from one vendor, which accounted for all of the Company's product purchases during that period. As such, the Company believes that it has a concentration of credit risk within its receivables because of the limited customer base.

NOTE 10 – SUBSEQUENT EVENT

On April 29, 2010, the Company entered into a Stock Purchase Agreement with Fusion Capital Investments Corp., in which the Company agreed to sell, via a new issuance of stock, an aggregate of the majority of the issued and outstanding shares of the common stock, $0.001 par value per share, of the Company consisting of not less than 51%.  The Company will issue a total of 29,000,000 shares for a purchase price of $55,100.

On May 4, 2010, the Company received $30,100 cash payment upon the full execution of the stock purchase agreement. The remaining $25,000 will be paid at closing date.

The Company had no other material subsequent events to disclose from the balance sheet date to the filing date. The Company evaluated subsequent events through June 1, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended December 31, 2009 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our Form 10-K for the fiscal year ended March 31, 2009. Historical results may not be indicative of future performance.

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

As the intellectual property underlying the CX2 branded technology was licensed from a major shareholder, and this intellectual property was forfeited by this licensor shareholder to one of its creditors, the Company lost its ability to continue developing and marketing its products and services.  As a result, the Company now has no operations and is seeking to acquire or merge with a revenue producing company as a possible way to preserve some shareholder value.  However, there can be no assurance that this will occur.

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

The Company has limited assets and capital.  For our fiscal year ended March 31, 2009, we had a net loss of $565,001, and for the nine months ended December 31, 2009, we had a net loss of $129,287.

Results of Operations

Three months ended December 31, 2009 compared to the three months ended December 31, 2008

Revenues.  Revenues from operations for the three months ended December 31, 2009 of $1,211 reflected a decrease of $62,590 from the three months ended December 31, 2008 revenues of $63,801, due to a decrease in sales of equipment, primarily base stations.  We had minimal revenues in both quarters as we had largely ceased marketing our products and services.

Cost of Sales.  There were no costs of sales for the three months ended December 31, 2009 and the three months ended December 31, 2008 due to having no sales in the three months ended December 31, 2009, and, for the three months ended December 31, 2009, due to the Company's decision to adjust its radio inventory that was considered obsolete at March 31, 2008.

Operating Expenses.  Operating expenses decreased by $253,524 to $34,174 for the three months ended December 31, 2009, as compared to $287,698 for the three months ended December 31, 2008, as a result of a decrease in marketing and investor relations costs.

Net Loss.  The Company's net loss was $32,963 for the three months ended December 31, 2009, as compared to a net loss of $228,686 for the three months ended December 31, 2008.

Nine months ended December 31, 2009 compared to the nine months ended December 31, 2008

Revenues.  Revenues from operations for the nine months ended December 31, 2009 reflected a decrease of $96,491 from the nine months ended December 31, 2008, due to a decrease in sales of equipment, primarily base stations.  Revenues in both periods were minimal as the Company had not yet fully commenced its operations and no longer plans to do so unless and until a new source of operations is acquired by the Company.

Cost of Sales.  There were no costs of sales for the nine months ended December 31, 2009 and the nine months ended December 31, 2008, due to the Company's decision to adjust its radio inventory that was considered obsolete at March 31, 2008.

Operating Expenses.  Operating expenses decreased by $433,572 to $132,998 for the nine months ended December 31, 2009, as compared to $566,570 for the nine months ended December 31, 2008, as a result of a decrease in marketing and investor relations costs.

Net Loss.  The Company's net loss was $129,287 for the nine months ended December 31, 2009, as compared to a net loss of $475,893 for the nine months ended December 31, 2008.

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

We were in a working capital shortage at the fiscal year end of March 31, 2009 and at December 31, 2009, and cash flow from operations is insufficient to sustain our operations as of the date of this filing.  As of the date of this filing, the Company still requires additional financing to sustain operations until a new source of potential revenue can be located. No assurances are given that we will be successful in obtaining additional needed capital.  Our inability to secure such additional capital will materially adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will enable us to sustain current operations for up to approximately one month.

At December 31, 2009, we had stockholders' deficiency of $1,156,577 total assets of $108,275 and total current liabilities of $1,264,852. For the nine months ended December 31, 2009, we have incurred losses of $129,287 and for the nine months ended December 31, 2009, we used cash in operations of $74,644. Our operations and acquisitions have been funded by the sale of equity in private equity financing from accredited investors and by loans from our management. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

ITEM 5. Other Information.

During the quarter ended December 31, 2009, the Company entered into two promissory notes in favor of GEOCommand, Inc., a consultant to the Company – one dated November 25, 2009 in the principal amount of $1,784.80 and one dated November 30, 2009 in the principal amount of $6,569.06.  The proceeds of the notes were used by the Company for working capital.  The notes are due on demand and do not bear interest.

In addition, the Company entered into an amended promissory note in favor of GEOCommand, Inc. dated March 31, 2009 in the principal amount of $33,073.88.  This note is due on demand and does not bear interest.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.24	Promissory Note dated March 31, 2009 issued by CX2 Technologies, Inc. in favor of GEOCommand, Inc. in the principal amount of $33,073.88

10.25	Promissory Note dated November 25, 2009 issued by CX2 Technologies, Inc. in favor of GEOCommand, Inc. in the principal amount of $1,784.80

10.26	Promissory Note dated November 30, 2009 issued by CX2 Technologies, Inc. in favor of GEOCommand, Inc. in the principal amount of $6,569.06

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer

32	Section 1350 Certification

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 25, 2010	CX2 Technologies, Inc.
(Registrant)

By: /s/ Lester Hahn
Lester Hahn, Chief Executive Officer, Principal Executive,
Financial and Accounting Officer