Form 10-K
period 2010-03-31
GREEN EQUITY HOLDINGS, INC.
filed 2010-09-13
CIK 1384929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

Commission file number 0-52396

CX2 TECHNOLOGIES, INC.
(Exact Name of registrant as specified in its charter)

Nevada	20-2889663

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 W. Newport Center, Suite 105 Deerfield Beach, Florida	33442

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (954) 573-1709

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $3,710.59.

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of December 30, 2010 (based on the closing price of the registrant’s common stock on the OTCBB on December 30, 2009) was approximately $49,470.

At March 31, 2010, there were 27,483,210 outstanding shares of CX2 Technologies, Inc. Common Stock, $0.001 par value.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I

ITEM 1: BUSINESS

Historical Overview

CX2 Technologies, Inc. (the “Company” or “CX2”) (formerly Brook-view Institute, Inc.) was incorporated on May 21, 2002 in Nevada. It was formed to develop and engage in operations and management of digital wireless data communications services of 220 MHz digital wireless data communications.

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

On March 5, 2006 the Company entered into an agreement with Biz.Com U.S.A., Inc. (“Biz.com”), for the purchase of certain of its 220 MHz Phase 2 Federal Communications Commission (“FCC”) licenses and related equipment. The initial planned operation of such licenses was expected at that time to be in certain geographical areas of Florida, Illinois, Michigan and Texas. As part of this transaction the Company issued 5,000,000 shares of Common Stock with a fair value of $5,000,000 (based on a recent cash offering price) to Bi.com. Due to certain security covenants placed on the sale of these licenses, Biz.com was unable to conclude the sale to the Company.

On March 6, 2006, the Company executed a ten year 200-220 MHz Airtime Agreement, which was subsequently amended effective March 19, 2007 (as amended, the “Air Time Agreement”), for the non-exclusive use of five hundred million minutes on all of the Biz.com FCC licenses. The Air Time Agreement required payment by CX2 of a monthly user fee of $4,000, which was subsequently eliminated when the Air Time Agreement was amended in March 2007, and also provided for the retention of the 5 million previously issued shares by Biz.com.

On February 26, 2007, CX2 and Biz.com entered into a Licensing Agreement & Asset Sale (the “Licensing Agreement”), pursuant to which CX2 acquired from Biz.com a non-exclusive license to its wireless digital data intellectual property for cash payments and 1,500,000 shares of common stock, which were not issued. This license granted the Company the right to use Biz.com proprietary technologies without restriction, including rights to further develop the existing technology or new technology which new development would be owned by CX2. In addition, CX2 bought from Biz.com all of its digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory included all digital base stations, RRM boards and connective cabling, combiners, racks, antennas, maintenance equipment, lab equipment, and office equipment at the Company’s former Burr Ridge offices in Illinois, together with any such equipment in any Biz.com storage facility in Illinois. In late 2008, the Company learned that Biz.com no longer owned its FCC licenses and therefore misrepresented to the Company when it in fact did not have any of the rights to use the minutes under those licensing agreements.  Although, the Company continued seeking the licenses Biz.com misrepresented that it claimed had minutes and intellectual property from a third party, but in actuality it didn’t.

On January 28, 2008, the Company entered into a Consulting Agreement with GEO Command, Inc., a developer of Homeland Security software for emergency responders. Under the agreement, CX2 and GEO Command have agreed to mutually design and develop software that uses the CX2 wireless, IP-based narrowband network and CX2 data modems to integrate weather, radiation, chemical, and biological sensor data with the GEO Command Dynamic Server ™ technology. GEO Command will also provide other services, including assistance with regulatory filings, marketing and sales services, as part of the Agreement, and will be compensated $10,000 per month in the first three months (to be paid in months 13-15), $15,000 per month in months 4 through 6, and $25,000 per month for months 7 through 12 of the Agreement’s term, in addition to performance based equity compensation to be negotiated between the parties. The Agreement’s term began on January 25, 2008 and will continue until terminated by either party upon 15 days prior written notice.

On February 29, 2008, Adam Reiser, sole director, President and CEO of CX2 Technologies, Inc. resigned from all positions held with the Company, including resigning from Board service.  The Company entered into a settlement agreement with Mr. Reiser and related parties in exchange for the cancellation of 10 million shares, among other matters. There was no disagreement in accordance with by-law 17 CFR 240.3b-7 between the Registrant and Mr. Reiser at the time of Mr. Reiser’s resignation from the Board of Directors. On February 29, 2008, the Company appointed Michael Rand as President, CEO and the sole director to replace Mr. Reiser.

On March 18, 2008, the Company along with GEO Command and other members of the Coalition for Integrated Data Emergency Response Solutions (CIDERS) co-sponsored a conference on the Public Safety Interoperable Communication (PSIC) Grant program for Public Safety organizations in the State of Massachusetts. Several dozen fire chiefs from the State of Massachusetts attended along with Congressman Jim McGovern (Worcester) and Julliette Kayyam, Massachusetts’s First Undersecretary for Homeland Security. The members of CIDERS are companies who are pooling their expertise to design and develop interoperable data communication systems.

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

On June 2, 2008, the Company entered into a settlement agreement with Halody Consulting and its President Peter Kirschner, whereby Halody resigned from its position as a consultant with the Company. Among other terms, Halody agreed to forgive $440,568 due under debentures previously issued by the Company and the $27,142 in accrued interest due therewith.

On August 1, 2008, the Board of Directors of the Company dismissed Webb & Company, P.A as its registered independent accounting firm and approved the engagement of Jewett, Schwartz, Wolfe & Associates to serve as its registered independent accounting firm for the year ended March 31, 2009 and 2010.

Due to the action brought on in early 2009 by The Stillwater Asset-Backed Fund, LP who now owns the licenses and intellectual property named Biz.com and CX2 Technologies, Inc. as defendants for misrepresentation, prevailed with a “Writ of Garnishment” in the State of New York, and successfully filed their Writ in West Palm Beach County, FL in June of 2010.  Notwithstanding, this action unfortunately inoculated the surety that the Company will ever be successful in obtaining the licenses on behalf 200-220 MHz Airtime after all. Although, the Company has conducted business as of the date of this report selling the inventory it previously purchased from Biz.com as described above, and management believed that the Company’s existing inventory was sufficient enough to meet its customer demand at current levels for approximately one more year, at which time the Company will begin seeking an alternative source for newer innovative products it can market.

As of March 31, 2010, the Company has technically discontinued operations in the emergency telemetry software-mapping and design business due to changes in the technology and marketability for its CX2 Technologies, Inc. branded devices and its intellectual properties per se, but will try and continue competing in this industry partnering with its related affiliate known as Geo Command.  Since March 31, 2010, the Company has entered into a definitive stock purchase agreement and established a selling price for the remaining control of [50%] the Company’s treasury stock and its financial affairs that was unavailable to the general public in the open market.

Business of the Issuer

The Company was engaged in the operation and sale of 220 MHz digital wireless data communications technologies in both the commercial and public safety/emergency disaster relief sectors.

The Company was marketing CX2 branded data technology and services for use by various commercial/industrial applications and the Homeland Security/Public Safety sector. Management believed that advances in 220 MHz technology and equipment along with the integration with the GEO Command ™ software products and the lower costs generally associated with lower frequency band usage in comparison to cellular telephone and other wireless communications services, a broad spectrum of potential commercial and public safety/ emergency disaster relief end-users may find the Company’s technology to be as competitive and efficient as newer and more advanced technology  prevailed.

Furthermore, the Company believed it was able to pursue acquiring additional selected assets, including 220 MHz FCC licenses and related equipment for purposes of expanding and marketing its services and capabilities even though it wasn’t in the name of CX2 Technologies any longer.

Development of the 220 MHz Radio Market

In 1988, due in part by a request from United Parcel Service, the FCC reallocated the 220 MHz-222 MHz part of the radio spectrum band for commercial use. Since this was a small frequency band and the FCC was promoting bandwidth efficiency, this band was regulated into very narrow channels spaced only 5 kHz apart.  In other commercial bands, the narrowest bandwidths used are 12.5 kHz up to 30 kHz.  As a result, new radio designs were necessary which needed digital signal processors (“DSP”) to help achieve the efficiency needed to work at this smaller bandwidth.  DSP also made it easier to adapt the radios for sending and receiving data signals.

However, due to the imminent advancement in digital technology since, new radio designs, and various regulatory delays, the 220 MHz industry development slowly phased-out. Digital technology increased the efficiency of existing 800 and 900 MHz networks and decreased the interest in developing products to utilize the 220 MHz spectrum.  Today, 220 MHz channels are largely unused over much of the United States. However, the 220 MHz spectrum is potentially still attractive for data transmission because the spectrum has little interference as a result of underutilization.  The significantly larger coverage footprint in the 220 MHz band as compared to cellular technologies and resulted in lower costs of infrastructure that brought additional benefits, but unsustainable to the overall competitive market.

220 MHz networks use a collection of base stations deployed over a geographic region.  A base station is typically deployed on top of tall buildings or on communication transmission towers and can extend the range of the terminal units as much as 30 or 40 miles from their base site depending on the location. This large coverage area or range means that a single base station can cover a large geographic area at very low infrastructure cost.  Many telemetry applications require a low operating cost structure.  By combining 220 MHz propagation characteristics, range and low infrastructure cost, management believed that using the 220 MHz Spectrum would prove to be much more cost effective than competing services such as cellular.

The Company believed that it had a competitive advantage over other network operators offering telemetry, data devices and services because the data technology CX2 utilized as a patented, proprietary design.  The third party patented data technology used a data transmission protocol specifically designed for the efficient servicing of thousands of endpoint users.  The Company had access to personnel and strategic partners with experience in interfacing telemetry into our wireless systems, but no longer does.

Developments in Homeland Security/Emergency Management

In view of the current United States and worldwide security alert concerns and the need by various local, state, and federal authorities for reliable, low cost emergency management services, the Company believed the 220 MHz spectrum could have offered a timely, reliable low cost solution to augment the problem.

For many years, various governmental agencies have found attaining and maintaining a state of preparedness in the emergency management area to be laborious and complex.  Many emergency managers have relied on a combination of limited computer input and manual tracking systems.  Attempts at handling massive numbers of messages and requests for help in emergency operations centers (“EOC”) and compiling information into situation reports have often failed using manual methods.  Locally developed or other installed commercial software systems have often been too complex or rigid in design to handle information received by EOC in various formats.

On January 28, 2008, the Company entered into a Consulting Agreement with GEO Command, Inc., a developer of Homeland Security software for emergency responders. Under the agreement, CX2 and GEO Command designed and developed software that used the CX2 wireless, IP-based narrowband network and CX2 data modems to integrate weather; radiation; chemical; and biological sensor data with the GEO Command Dynamic Server ™ technology.  CX2 Technologies, Inc. developed the electrical circuitry and firmware used in frequency-efficient data radios that operate in the narrowband 220-222 MHz spectrum that GEO Command, Inc. now develops the emergency response software suite which integrates with the data receiving radios.  The CX2 wireless narrowband network and data radios that integrate with GEO Command’s Dynamic Server™ technology to provide GPS-based vehicle location information and relay data from GPS, weather, radiation and other sensors to emergency responders in the field.  The GEO Command emergency response information system gives first responders the critical information they needed on site or en route to an emergency.

GEO Command integrated an advanced mobile Geographic Information System (GIS) with GPS, Computer-Aided Dispatch (CAD), cross-referenced emergency handbooks, and other devices and data. The GEO Command solution:

•	Protected and assisted first responders in their effort to save lives

•	Supported interoperability with existing infrastructure

•	Contained costs by operating with existing data formats (e.g., ESRI datasets and existing record management systems)

•	Consumed minimal spectrum when combined with CX2 Technologies narrowband radio

•	Facilitated information sharing between jurisdictions.

The GEO Command suite of applications included GEO Command Mobile, an in-vehicle unit; an Administration Module, generally deployed at the command center; and an optional Dynamic Server Module that relays real-time information from sensors and GPS-equipped radios to the command center and responders in the field.

The CX2 DATA Lynx ™ digital radios used a licensed third party patent over-the-air protocol (OTAP) to tap the largely unused potential of this narrowband spectrum.  The Company’s spectrum-efficient use of 5 kHz narrowband channels represented a quick deployable, relatively inexpensive method to gain critical wireless data capabilities for public safety and emergency response organizations in the short term.  In addition, the CX2 system could have integrated with the future wireless systems even though supplying redundancy, but relieving broadband network congestion.

CX2 used a data-only protocol that augmented, but did not replace the two-way voice, paging, and cellular networks used by law enforcement, fire-rescue, EMS, and other emergency responders.

•	CX2’s licensed third-party patented over-the-air protocol made optimum use of the 220-222 MHz spectrum.

•	Coverage from a single radio tower could reliably extend over 1,200 square miles, even over difficult terrain.

•	Unlike overused high-frequency bandwidths, 220-222 MHz channels experienced little or no interference.

Moved Toward a Nationwide Public Safety Broadband Network

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

In a mutual aid environment, these plans can be of very limited utility.   The value of maps, pictures and floor plans is obvious, but sharing these large data sets requires considerable bandwidth.  Until a Public Service Broadcasting Network is built, the wireless connectivity required to share these data sets will be available in very few areas.  As a result, emergency plan information must reside on each field terminal in the same format and version.

CX2 Technologies, in partnership with GEO Command, offered a technology that supported a multi-phase, integrated approach, incremental implementation costs and demonstrable gains at each stage.  We believed that public safety entities could make quick, cost-effective strides toward interoperability by combining data sharing with an inexpensive wireless network.

The GEO Command emergency information system consisted of (1) an Administration Module, which it used to author and update the database; (2) Mobile Modules which are used in the field, and where applicable; and (3) the GEO Command Dynamic Server which brokers real-time information to and from units such as weather and mobile stations.  This form of administration of Mobile Modules, together with a Geographic Information System (GIS) and the emergency response preplan database, would have provided responders with the best possible situational awareness en route and at the site of an emergency.

GEO Command provides easy-to-use tools for standardizing plan formats.  The software’s intuitive interface makes the transition to more accessible and better organized emergency response plans straightforward.  The ease of entering information also encourages archiving the knowledge of key personnel, ensuring that this knowledge is available to others on demand.

GEO Command uses existing GIS data sets that are freely available across the nation and makes it available in a convenient “one-stop” format. Common map data maintained by local governments includes building footprints, aerial photography, and utility network data.  The current technology available maps data instantly and provides responders with a detailed graphic representation of an incident site.  The responder can select an individual map feature for more information.  For example, the software permits the user to click on a virtual hydrant to display the hydrant’s status and flow rate, critical information at the scene of a fire.

In addition to existing GIS data sets, GEO Command users can enter site contact information, hazards, building construction details, and digital photos, and can scan existing paper documents into the system.  GEO Command is also able to automatically import electronic record management data from legacy systems. Imported emergency data can be referenced by address or name (e.g., “Walker Elementary School”) or accessed by clicking on a map location. The software’s flexible structure can accommodate data from other departments and organizations, and the configurable preplans organize and display any amount of critical data.

GEO Command’s scalable software offers value in any implementation, whether the organization chooses to install the software on a single desktop or on hundreds of mobile computers. The database resides on one computer, the Administration Module, generally located at the command center. Mobile Modules (in-vehicle computers) manually or automatically update map and preplan information, ensuring that the data on all Modules remains synchronized.

Each GEO Command Module makes map and preplan data available in the field regardless of connectivity. Some emergency response software packages use a Web-based scheme that does not work when connectivity is compromised, a common occurrence in major incidents. With these systems, data is often inaccessible precisely when it is needed most. Because GEO Command’s Mobile Modules can operate independently of the Administration Module, data availability remains uncompromised.

Wireless connectivity, although not necessary, is an enhancement to GEO Command’s capabilities. It allows current data to be moved not just to the command center, but to the field. The GEO Command Dynamic Server™ brokers data from a variety of sources and forwards it as directed. The Dynamic Server is designed to interface with a wide variety of data networks, both wired and wireless. It is designed to be flexible and to scale to network expansions without requiring reinstallation or upgrades.

Management believed that CX2 is the only company in the world to have developed a narrowband wireless data solution at 220 MHz. This solution’s advantages include spectrum efficiency, extraordinary coverage footprint, readily available dedicated public safety spectrum, and generally interference-free operation. The limitation is that its 5 kHz bandwidth is not suited to transferring large data packets. Nevertheless, the bandwidth serves extremely well for dispatch, vehicle location, remote sensor monitoring, and other short message applications.

A wide area network reserved for these vital functions would have an important impact on interoperable public safety communications. Assuming a PSBN or other broadband network is built-out, if ever, the CX2 network could be used to relay sensor data only.  Management believed that the CX2 network would ensure that sensor data kept flowing during times of heavy broadband loading, allowing continued vigilance even under the intense conditions of a large-scale terrorist attack or catastrophic natural disaster.

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

CX2 base stations are FCC type accepted. They were designed to operate autonomously in conjunction with CX2’s Local Site Server (LSS) software.  One LSS can control 35 base stations.  Transmitters could’ve been de-keyed and keyed remotely.  Lost contacts with the control software resulted in automatic rerouting of connected modems that can also have been configured for de-key or broadcast warnings.  The interval call sign broadcast was automatic.

CX2’s DATA Lynx ™ radio modems operated on 12-18 VDC and were built for difficult environments.  These modems have operated in diverse locations ranging from natural gas fields in southern Texas to bulldozer cabins in northern Illinois.  They required no user input, connected to the network automatically, and switch base stations as needed.  The modems are equipped with an integral GPS receiver and an onboard computer chip running the embedded Automatic Vehicle Location code.

CX2 offered network planning, installation, integration, and testing as a normal part of its service.  The Interface with GEO Command was preconfigured and automatic.  The system was designed to be turnkey and maintenance free.

Emergency responders used the integrated CX2 and GEO Command solution to plan and strategize prior to an emergency; retrieve critical information en route or at an incident site; exchange real-time data critical to emergency responses and management; and posted a review of incident responses.

GEO Command ties critical emergency data to a location, such as a landmark, address, event location, or GPS coordinates. Their intuitive software interface allows a user to visualize, explore, and analyze emergency and incident-related information, and to make an informed decision.

Advocating for Public Safety

In the past decade, both CX2 and GEO Command have strongly advocated for a fully interoperable nationwide public safety network.  The companies provided testimony in Washington, D.C. before the Katrina Panel and, more recently, participated in several proceedings at the FCC examining the need for public safety spectrum and the best use for such spectrum.  For example, in April of 2005, CX2 commented on the FCC’s Report on the Spectrum Needs of Emergency Responders.  More recently, GEO Command analyzed competing proposals for a combined commercial/ public safety broadband nationwide network put forth by Cyren Call, Frontline Wireless and the FCC in proceedings leading up to the 700 MHz auction.

Although, the auction for the 700 MHz license failed to attract a qualified bid for the D Block public safety spectrum, the FCC had indicated its intent to continue its efforts to license a nationwide network for public safety.  CX2 and GEO Command intended to be actively involved in the FCC’s revised proposal for such a network if one is ultimately constructed and believed that this partnership would benefit from vertical and horizontal integration.

Compliance with Federal Legislation

The CX2 and GEO Command collaboration created an interdependent data communications platform that met the goals set forth by the Assured Emergency and Interoperable Communications for First Responders Act of 2005. This bill was introduced in response to communication breakdowns during recent crises and natural disasters.

From the start, CX2 and GEO Command developed their technologies and solutions with a clear vision of the future for public safety communications – a future also clearly envisioned by the First Responders Act of 2005.

The CX2 and GEO Command integrated solutions adhered to all current applicable guidelines as well as those set forth in this forward-thinking legislation.

Because CX2 and GEO Command products are in full compliance with this legislation, public safety entities working to improve their equipment and networks with CX2 and GEO Command ensured that they would receive government support for their projects.  In addition, agencies could be confident that they were implementing a state-of-the-art solution system that will remain as an integral part of a national public safety program.

FCC Licenses

The Federal Communications Commission (FCC) issues 220 MHz licenses for specific local and regional areas as well as on a nationwide basis.  Two of the nationwide 220 MHz licenses are reserved for public safety and the federal government.  Qualified organizations can obtain access to 220 MHz spectrum in their area for little or no cost.  Because CX2’s narrowband 5 kHz wireless data technology made optimal use of these narrowband channels, the operating costs of a CX2 network were a fraction of the costs required to operate competitors’ two-way communication offerings.

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

The Company offers the following data applications and communications products:

Telemetry and Data Applications

Automatic Vehicle Location (“AVL”) : AVL involves installing a locating device, typically a GPS transceiver, on a vehicle and linking such device with a wireless data radio. The vehicle’s location is transmitted over a radio network back to a central control point such as an emergency operation center or dispatcher’s office. Users of AVL systems include fire, police, ambulances, heavy equipment operators, and other fleet operators. The radio product the Company offers has an AVL feature, and the Company offers this feature to prospective customers. The Company is currently marketing to FCC licensees and public safety organizations as a niche market in which the Company believes it will have a significant competitive advantage because of the Company’s ability to offer a low cost solution.

Transmit wireless data for new customers presently using 800 or 900 MHz band : On August 8, 2002, the FCC set a five-year “sunset” period for elimination of CDPD (Cellular Digital Packet Data) services in the United States. CDPD was designed in the early days of cellular and fits data “around” voice traffic and only works in analog cellular systems, which have been converting to digital. Digital cellular services have the ability to carry data, but not at the lower costs of an analog network. Therefore, users of CDPD equipment will be forced to either switch to more expensive digital cellular service or find an alternative. The Company offers 220 MHz wireless digital data services as a low cost alternative to digital cellular. Its range, capacity, low-interference and low-cost characteristics make the Company’s digital data services an attractive alternative to digital cellular service. Current users of CDPD include the public safety, utilities, and various industry and transportation sectors. The Company’s digital solutions can also be marketed to such customers because of their lower recurring costs and higher reliability than competing cellular solutions.

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

The Company offers base stations for sale and other infrastructure to end-users or dealer customers who have their own 220 MHz spectrum. Proprietary, digital database stations currently sell for $ 20,000 to $40,000 for a single channel system. In the future, the Company may offer project management, training, and installation services at prices per diem to be determined.

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

Sales and Marketing

Subject to raising sufficient capital, in the future the Company intends to employ its own direct sales, marketing and service staff, utilize independent contractors and establish dealer networks. While local dealers are capable of establishing and servicing wireless customers, they often have their own local spectrum and therefore have incentive to load their systems first. The Company does not employ any sales staff as of the date of this filing but is a part of an advertising campaign through its consulting agreement with GEO Command.

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

However, the Company believes its integrated solution with the GEO Command suite of software products offer a unique public safety communications solution.

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

In 1997, the FCC restructured the licensing framework governing the 220 MHz Service by replacing the original Phase I lottery-licensing system with a Phase II auction licensing process. Unlike the site specific Phase I licenses, the service area for Phase II licenses to be awarded by auction were comprised of defined geographic areas, which were based on Economic Areas (“EA”) developed by the Bureau of Economic Analysis of the U.S. Department of Commerce. In addition to the EA, the Phase II auctions would include licenses for larger, regional areas called Economic Area Groupings (“EAG”), which were comprised of groupings of EA and encompassed the sum total of all EA. Nationwide Phase II licenses also were awarded. In addition, the Phase II licenses included more frequencies than the Phase I licenses, with EA licenses receiving 10 channels each, EAG licenses receiving 15 channels, and nationwide licenses comprised of 10 channels each. In all, the Phase II auction offered 3 nationwide licenses, 30 regional licenses (EAG) and 875 EA licenses. These licenses would “overlay” the existing Phase I licenses and would be subject to certain interference protection criteria with the Phase I licenses.

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

Another regulatory trend has been reallocating and re-farming of spectrum to resolve interference issues. Re-farming is an effort by the FCC to achieve spectrum efficiency by reducing the allowable channel size used by radios. The current radio bands are set up so frequencies used by different services are interleaved within the band, which historically had resulted in interference between the various services authorized by the band. In 2001, the FCC launched an effort to re-farm spectrum in the 800 MHz band, to reduce interference between public safety and commercial systems in that band.

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

The NCC recommended that Project 25 be established as the interim interoperability mode for digital voice communications in this new band. During January of 2001, the FCC released its Fourth Report and Order in which Project 25 was chosen as the interoperability standard. Subsequent FCC rulings established a timetable for mandating the use of narrower channels in order to promote better spectrum utilization. Specifically, the date of January 1, 2007 was established as the date after which all radios that are FCC type certified, and all radios that are sold for use in the 700 MHz band must include a mode that has an equivalent 6.25 kHz channel efficiency. This date was also established as the date after which no 12.5 kHz licenses could be applied for. In 2005, the FCC delayed that date until January 1, 2015. Legislation known as the Digital Television Transition Act of 2005, as part of the Deficit Reduction Act of 2005, was expected to set the date of February 17, 2009 as the date by which all incumbent television broadcast stations must evacuate the 700 MHz spectrum, thus freeing the spectrum for the exclusive use of public safety users. This date once set (as February 17, 2009 was not ultimately used) will ensure the opening of that spectrum for use in public safety systems. Management believed the delay may improve opportunities for CX2 and others by providing an immediate solution for a public safety network and when and if a broadband public safety network is implemented it could have improved the network’s performance from offloading small data packets to allow more efficient use of the network.

Following the FCC’s adoption of rules for the establishment of a mandatory public/private partnership between the D Block Licensee and the Public Safety Broadband Licensee (the “700 MHz Public/Private Partnership”), Auction 73 failed to elicit a bid equal to or in excess of the reserve price. The FCC is revisiting the rules governing the D Block spectrum in the 700 MHz band. GEO Command believed that incorporation of, and reliance upon, other frequency networks increased the support for of their services even more because they improved the distribution of and cost efficiencies, and the competition provided by the 700 MHz broadband public safety network improved the business model of our public/ private partnership and enhanced the quality, delivery and speed of these public safety services.

The technology exists now for public safety services to be provided initially over other frequency networks and then linked to the 700 MHz broadband public safety network as needed, when and if that network is up and operating. The key is for the other networks either to operate with a common IP base (characteristic of most modern networks), or to incorporate products (such as the GEO Command Dynamic Server) which are capable of translating data from a legacy network to the 700 MHz broadband network.

Management believed it also may be more cost effective to utilize other networks for certain public safety services. The more narrowband frequency bands -- such as 220 MHz -- have superior propagation and coverage, in management’s opinion. As a result, the antenna and base stations for a narrowband network are more widely spaced (and less expensive) than in a 700 MHz network.

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

In order to derive the benefits from utilizing other networks, the performance and coverage factors associated with such networks should count toward the performance and coverage requirements imposed on the 700 MHz D Block licensee. While precautions may be necessary to ensure that these benefits are not abused, if threshold requirements are adopted and eligibility criteria defined, the D Block licensee would have the proper incentives to make use of these other networks without undermining the ultimate success of the nationwide 700 MHz broadband public safety network. On June 18, 2008, GEO Command filed comments with the FCC in WT Docket No. 06-150 and PS Docket No. 06-229 stating how it believes CX2’s technology would enhance the PSBN, and GEO Command’s comments have since been cited by the FCC in a public notice.

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

Customers and Suppliers

For the year ended March 31, 2009, three customers accounted for all of the Company’s sales(Kennedy Wireless Partners, L.L.P., Miami-Metro Wireless Partners, L.L.P., and GEO Command, Inc.). The Company purchases its modem boards from Connor Winfield and boards for the base station from Diversified Systems. Assembly is done internally by the Company. As such, the Company believes that it has a concentration of credit risk within its receivables because of the limited customer base.

Intellectual Property and Research and Development

The Company has no registered patents, trademarks or copyrights and no applications for patents, trademarks or copyrights are pending. The Company utilizes intellectual property licensed from GEO Command pursuant to its agreement with GEO Command described above.

The Company had research and development expenses of approximately $21,000 in fiscal year 2009 for development of sensor integration with CX2 data modems and integration with the GEO Command Dynamic Server.

The Company utilized intellectual property licensed from Biz.com pursuant to an agreement with Biz.com, which subsequently forfeited their IP to Stillwater Asset Backed Funds. Thus, CX2 no longer believes it has any right to use this IP, and management is seeking to negotiate a license with Stillwater Asset Backed Funds to enable the Company to continue to have access to this IP. There can be no assurance that the Company will be successful in obtaining such a license.

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

ITEM 1A: RISK FACTORS

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

The Company’s Auditors Have Expressed Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

We Are Dependent On Our Relationships With GEO Command And Biz.com For A Substantial Portion Of Our Currently Proposed Products And Licensed Intellectual Property

We have and continue to rely substantially on GEO Command and Biz.com to provide us with licensed intellectual property used in our proposed products, and also to provide us with certain components of our proposed products. Our agreements with GEO Command and Biz.com provide limited terms for our licenses and our ability to obtain components for our products, leading to increased risk for us. If our relationships with GEO Command or Biz.com were terminated, it may be difficult for us to continue operations without locating replacements, which may be costly, time consuming, or impossible to do. As described above, we no longer believe that Biz.com has the right to license its intellectual property to us. As a result, management plans to seek to obtain a new license for this intellectual property from the third party that now owns it, although there can be no assurance that we will be able to obtain such a license.

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

The Company may enter into option agreements to acquire select assets of other 220 MHz system owners/operators, which may include 220 MHz licenses

The Company may enter into option agreements on terms to be negotiated to acquire select assets of other 220 MHz system owners/operators, which may include 220 MHz licenses. The FCC requires the licensee of a 220 MHz license must maintain “substantial control” over the use of such license. In the event the Company may desire to acquire a 220 MHz license from a holder thereof and initially obtain an option to acquire such license rather than purchase such license outright. The license holder thereof may, in its sole discretion, fail to cooperate with the Company concerning its intended usage thereof, such as to expand the Company’s networking or roaming capabilities. The Company’s ability to expand its operations and provide for further geographical coverage to its networks’ users could be adversely effected in instances where licenses may be acquired in this manner . We may assist interested parties in acquiring licenses from license holders interested in selling their licenses.

Development Risks Generally

We intend to grow primarily by (a) marketing to and obtaining customers in the commercial and public safety/emergency disaster relief sector s to utilize the data communication products offered and intended to be offered by us, thereby realizing revenues; and (ii) purchasing select assets from 220 MHz network owners and product providers. Development involves substantial risks, further enumerated herein, including the risk: (a) that we will not acquire what we believe to be the minimum “critical mass” of assets so as to develop any meaningful operations; (b) that development costs will exceed budgeted or contracted amounts; (c) that our marketing efforts to obtain customers will not proceed as rapidly as anticipated or otherwise be successful; (d) that our products will not achieve desired revenue or profitability levels; (e) that substantial additional financing, which will be necessary, might not be available or if available, might not be on favorable terms; (f) of changes in applicable laws, rules, regulations and interpretations which may adversely effect our business and operations; (g) that we may not be able to purchase desired select assets to expand our operations due to competition, financial or other considerations or otherwise successfully manage or integrate such asset purchases with our then operations; (h) of competition from other 220 MHz network operators and product providers as well as other providers of wireless communication services, many of the latter of whom have substantially greater financial and other resources than the Company; (i) the Company may not for whatever reason(s) be successful in its marketing efforts to the Homeland Security/Public Safety sector; and (j) of technology changes within the wireless communication industry and our potential inability to adopt such changes to our product and service offerings if so desired by prospective or then current customers either due to technology constraints which may be inherent to 220 MHz band services, financial constraints, or otherwise. There can be no assurances that we will be successful in executing upon our business plan.

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

We Depend On Third Party Manufacturers And Suppliers For Components Of All Of The Products We Sell

We have a relationship with GEO Command for the supply of a significant portion of the software components of our products, and two manufacturers produce the hardware components of our products. While we also include an internally-developed firmware component in our products, we would be unable to sell certain of our products without the hardware and software provided by the third party manufacturer and GEO Command. Risks associated with our dependence upon a third party manufacturing relationship include: (i) reduced control over delivery schedules; (ii) lack of control over quality assurance; (iii) poor manufacturing yields and high costs; (iv) potential lack of adequate capacity during periods of excess demand; and (v) potential misappropriation of our intellectual property.

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

We Depend On Our Internally Developed And Licensed Intellectual Property

Our success and ability to compete depends in part on the intellectual property underlying our products, which includes some intellectual property developed by our sole technical employee (who has not assigned his rights in any inventions to the Company and is no longer employed by the Company), and intellectual property licensed from GEO Command under the Consulting Agreement, which does not provide clear terms for this license, and from Biz.com under our agreements with it. As described elsewhere, we no longer believe we have any rights to intellectual property licensed from Biz.com, and are seeking to obtain an alternate license for this intellectual property.

If any of our competitors copy or otherwise gain access to the proprietary technology underlying our products, or develop similar technologies independently, we may not be able to compete as effectively. The measures we, Biz.com and GEO Command take to protect our technologies, and other intellectual property rights, may not be adequate to prevent their unauthorized use.

If we, Biz.com and GEO Command are unable to protect our intellectual property, our competitors could use our intellectual property to market products, services and technologies similar to ours, which could reduce demand for our products, services and technologies. We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Others may circumvent the trade secrets, trademarks and copyrights that we, Biz.com or GEO Command currently or in the future own. GEO Command has patent protection with respect to certain of its technologies, but there can be no assurance that any patents will adequately protect GEO Command’s intellectual property.

We Could Incur Substantial Costs Defending Our Intellectual Property from Infringement by others

Unauthorized parties may attempt to copy aspects of our Biz.com and GEO Command proprietary products or to obtain and use our other proprietary information.  Litigation may be necessary to enforce our Biz.com or GEO Command intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others.  We may not have the financial resources to prosecute any infringement claims that we may have.  Any litigation could result in substantial costs and diversion of resources with no assurance of success.

We Could Incur Substantial Costs Defending Against Claims That Our Products Infringe On the Proprietary Rights of Others

The scope of any intellectual property rights that we, Biz.com or GEO Command have is uncertain and may not be sufficient to prevent infringement claims against us or claims that we have violated the intellectual property rights of third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Competitors may have filed applications for or may have been issued patents and may obtain additional patents and proprietary rights relating to products or processes that compete with or are related to our products and services. The scope and viability of these patents, the extent to which we may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit our ability to market our products and services.

Third parties could claim infringement by us with respect to any patents or other proprietary rights that they hold, and we cannot assure you that we would prevail in any such proceeding as the intellectual property status of our current and future competitors’ products and services is uncertain. Any infringement claims against us, whether meritorious or not, could be time-consuming, result in costly litigation or arbitration and diversion of technical and management personnel, or require us to develop non-infringing technology or to enter into royalty or licensing agreements.

We might not be successful in developing or otherwise acquiring rights to non-infringing technologies. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results. A successful claim of infringement against us or our failure or inability to license the infringed or similar technology could require us to pay substantial damages and could harm our business because we would not be able to continue selling our products without incurring significant additional expense. In addition, to the extent we agree to indemnify customers or other third parties against infringement of the intellectual property rights of others, a claim of infringement could require us to incur substantial time, effort and expense to indemnify these customers and third parties and could disrupt or terminate their ability to use, market or sell our products. Furthermore, GEO Command, Biz.com and any other future suppliers may not provide us with indemnification in the event that their products are found to infringe upon the intellectual property rights of any third parties, and if they do not, we would be forced to bear any resulting expense.

Our Sales May Be Concentrated In Public Sector Markets That Inherently Possess Additional Risks That Could Harm Our Business.

A significant portion of our future revenue may be derived from sales to federal, state, and local governments. Sales to these government entities present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns, changes in government personnel, political factors and the government’s reservation of the right to cancel contracts for its convenience. The bidding cycle for a request for proposal and contract award stage can take six months to two years before a contract is awarded and the government funding process for these systems can delay the bidding cycle as well. We expect that sales to government entities will increasingly be subject to competitive bidding requirements. This intensified competition can be expected to result in lower prices, longer sales cycles and lower margins. Further, our future sales to these domestic public safety and public service entities may be substantially tied to Project 25 interoperability mandates and homeland security initiatives. Changes in governmental budget priorities could result in decreased opportunities for us to sell into this market segment.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 2: PROPERTIES

The Company’s principal executive offices are located at 3700 Airport Road, Suite 410B, Boca Raton, FL 33431, where the Company leases approximately 700 square feet of office space. The Company’s monthly payment is paid as part of the payments due under the Consulting Agreement with GEO Command, Inc. who is the lessee. GEO Command’s lease expires in May 2010, and the Company and GEO Command are affiliated as described above. Additional office space will be needed as additional employees are hired and are expected to be available at the Company’s present location. The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and is suitable for the operations involved. The Company vacated its Burr Ridge, IL facility in February 2009 due to a lack of customers on the network at that location.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to and none of our property is subject to any material pending or threatened legal, governmental, administrative or judicial proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Articles of Incorporation provide that the Company has the authority to issue 205,000,000 shares of capital stock, which are currently divided into two classes as follows: 200,000,000 shares of common stock, par value of $0.001 per share; and 5,000,000 shares of preferred stock, par value of $0.001 per share. As of March 31, 2010, we had 27,483,210 outstanding shares of Common Stock and no outstanding shares of Preferred Stock.

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

Year ended March 31, 2010	High	Low
First quarter	$0.0278	$.0046
Second quarter	$0.0120	$.0013
Third quarter	$0.0100	$.0018
Fourth quarter	$0.0100	$.0028

The Company has never paid any cash dividends on its stock and does not plan to pay any cash dividends in the foreseeable future.

As of March 31, 2010, we had approximately 500 shareholders of record, exclusive of shares held in street name.

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

ITEM 6: SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is in our initial phase of operations with limited assets and capital. For our fiscal year ended March 31, 2010, we had a net loss of $210,606.

We believe that we will have to increase the number of our personnel over the next approximately 6-12 months as our business expands due to the need to increase our networking and marketing efforts.

Results of Operations

Financial Presentation

The following sets forth a discussion and analysis of the Company’s financial condition and results of operations for the two years ended March 31, 2010 and 2009. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

Year ended March 31, 2010 compared to year ended March 31, 2009

Revenues: Revenues from operations for the year ended March 31, 2010 of $3,711 reflected a decrease of $96,491 over the year ended March 31, 2009, due to decreased sales of equipment, particularly base stations, and engineering/support services in fiscal year 2010. Revenues in both years were minimal as the Company has not yet fully commenced its operations and will not do so until additional capital is raised.

Cost of Sales: There was no cost of sales during the fiscal year ended March 31, 2010 due to the Company’s decision to adjust inventory that was considered obsolete during the fiscal year ended March 31, 2009.

Operating Expenses: Operating expenses decreased by $456,064 to $194,760 for the year ended March 31, 2010, as compared to $650,824 for the year ended March 31, 2009.

Net Loss: The Company’s net loss was $210,606 in the year ended March 31, 2010, as compared to a net loss of $565,001 in the year ended March 31, 2009.

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

At March 31, 2010, we had stockholders’ deficiency of $1,188,637, total assets of $97,105 and total current liabilities of $1,285,742. For the year ended March 31, 2010, we have incurred losses of $210,606 and for the year ended March 31, 2010, we used cash in operations of $76,060. Our operations and acquisitions have been funded by the sale of equity in private equity financing from accredited investors and by loans from our management. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan. There are no current arrangements with purchasers for any of our securities.

In the event we are unable to raise additional capital within the next one month, such event will significantly restrict and possibly cause us to cease our operations which would have a substantial adverse effect on the Company and share holders.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide disclosure required by this item.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s audited financial statements and the notes thereto appear in Part IV, Item 15, of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 9A: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2010. Based on that evaluation, our principal executive and financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting him to material information required to be included in the Company’s periodic reports filed with the SEC under the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedure is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread-way Commission. Based on this evaluation, management concluded that internal control over financial reporting was ineffective as of March 31, 2009, in properly accounting for all accounts payable and accrued liabilities.

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

There have been no changes in our internal control over financial reporting or in other factors that could significantly affect internal controls that occurred during the fiscal year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 9B: OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2010 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each director, executive officer, and significant employee expected to make a significant contribution to the Company:

Name	Age	Position	Term	Period
Michael Rand	48	President, CEO, Secretary, Treasurer, Director	1 yr	February 2008– July 6, 2010

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

Mr. Rand, who took office with CX2 on February 29, 2008, has more than 12 years of experience in voice and data systems engineering. He has served as Marketing Director of GEO Command, Inc. since 2006. GEO Command is the provider of GEO Command software, an off-the-shelf application suite for the homeland security market. As part of Mr. Rand’s responsibilities at GEO Command, he has worked with CX2 Technologies on a homeland security and public safety project. From 2004 to 2005, Mr. Rand was a Communications Systems Engineer with Larry Smith Marine Electronics, where he designed voice and data networks and satellite communications systems for luxury yachts. From 1999 to 2004, Mr. Rand was a Senior Systems Engineer with Precision Response Systems, where he engineered and supported a 485-seat call center. Mr. Rand holds a B.A. in Theater Technology from Florida State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended March 31, 2009; all Reporting Persons complied with all applicable filing requirements.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended March 31, 2010 and 2009, certain information regarding the compensation earned by the Company’s named executive officers. No other executive officer received an annual salary and bonus for fiscal year 2010 and 2009 in excess of $100,000 with respect to services rendered by any of such persons to the Company. Where columns have been omitted from the Summary Compensation Table below, it is because no such compensation was paid to the named executive officer during the 2009 or 2010 fiscal years.

SUMMARY COMPENSATION TABLE

Name andPrincipalPosition	FiscalYear	Salary($)	Bonus($)	All OtherCompensation($)	Total($)
Michael Rand,	2010	$25,000	—	—	$25,000
President	2009	$24,000	—	—	$24,000
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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of March 31, 2010: (i) each of the Company’s officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Company’s officers and directors as a group. As of July 31, 2009, the Company had 22,557,210 shares of common stock outstanding.

         (a) Security ownership of certain beneficial owners:

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class
Common shares	Biz.Com U.S.A., Inc. 4550 Hazelton Lane Wellington, FL 33449	5,000,000	18.2%

          (b) Security Ownership of directors and executive officers:

          None

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the past three (3) fiscal years, we have not entered into a transaction, nor are any transactions currently proposed, with a value in excess of $120,000 for our last three fiscal years with an officer, director or beneficial owner of 5% or more of our common stock, or with any member of the immediate family of any of the foregoing named persons or entities, except as follows:

Sam D. Hitner, the former President and CEO, was the Director of Finance for Biz.com U.S.A., Inc. from November 2004 until March 1, 2006 when he became President and CEO of CX2 Technologies Inc. During his service to Biz.com U.S.A., Inc. he was not an officer or Director of Biz.com. Since March 2006, he conducted certain negotiations and transactions with Biz.com, including the 10-year Airtime Agreement and non-exclusive licensing agreement described above. Such negotiations and transactions were effected at “arms’ length” as a representative of a separate and discrete company.

During the year ended March 31, 2007, the Company purchased $232,500 of finished goods inventory from Biz.com.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Webb & Company, P.A. served as the Company’s principal accountant from September 1, 2006 through August 1, 2008. Their fees billed to the Company for the past two fiscal years are set forth below:

	2009	2008
Audit Fees	$17,254	$39,353

Audit Related Fees	—	—

Tax Fees	—	—

All Other Fees	—	—

Total Fees	$17,254	$39,353

Jewett, Schwartz, Wolfe & Associates have served as the Company’s principal accountant since August 1, 2008. Their fees billed to the Company for the past two fiscal years are set forth below:

	2010	2009
Audit Fees	$7,500	29,000

Audit Related Fees	—	—

Tax Fees	—	—

All Other Fees	—	—

Total Fees	$7,500	29,000

•	Audit Fees

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

-These services included assistance regarding federal, state and local tax compliance and return preparation.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS - beginning on page F-1 of this Report:

- Jewett, Schwartz, Wolfe & Associates Independent Auditors’ Report

- Balance Sheet at March 31, 2010 and 2009

- Statements of Operations for the Years Ended March 31, 2010 and 2009

- Statements of changes in Stockholders’ Equity (Deficit) for the Years Ended March 31, 2010 and 2009

- Statements of Cash Flows for the Year Ended March 31, 2010 and 2009

- Notes to Financial Statements

2. EXHIBITS –

(except as otherwise indicated, all exhibits were previously filed)

Exhibit #	Description
3.1	Articles of Incorporation, incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007.

3.2	Bylaws, incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007.

3.3	Amendment to Articles of Incorporation, incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007.

3.4	Amendment to Articles of Incorporation, incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007.

10	220-222 MHz Air Time Agreement, dated March 6, 2006, between Biz.com U.S.A., Inc. and CX2 Technologies, Inc., incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007.

10.1	Asset Purchase Agreement, dated March 5, 2006, between Biz.com U.S.A., Inc. and CX2 Technologies, Inc., incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007.

10.2	Licensing Agreement and Asset Sale dated February 26, 2007, between Biz.com U.S.A., Inc. and CX2 Technologies, Inc., incorporated by reference, filed with the Company’s Form 10-SB on January 11, 2007.

10.3

First Amendment to 220-222 MHz Airtime Agreement dated March 19, 2007, between Biz.com U.S.A., Inc. and CX2 Technologies, Inc., incorporated by reference, filed with the Company’s Form 10-KSB on December 14, 2007.

10.4	Distributor Agreement with ESP Wireless Agreement dated June 4, 2006, incorporated by reference, filed with the Company’s Form 10-KSB on December 14, 2007.

10.5	Intentionally Omitted.

10.6	Consulting Agreement, dated January 25, 2008, by and between CX2 Technologies, Inc. and GEO Command, Inc., incorporated by reference, filed with the Company’s Form 8-K on March 19, 2008.

10.7	Release Agreement, dated March 20, 2008, by and between CX2 Technologies, Inc. and ESP Wireless Technology Group, Inc., incorporated by reference, filed with the Company’s Form 8-K on June 11, 2008.

10.8

Settlement Agreement, dated as of June 2, 2008 and effective as of March 31, 2008, by and among CX2 Technologies, Inc., GEO Command, Inc., Michael Rand, Albert Koenigsberg, Halody Consulting, LLC and Peter Kirschner, incorporated by reference, filed with the Company’s Form 8-K on June 11, 2008.

10.9

Redemption, Settlement and Release Agreement, dated June 6, 2008, by and among CX2 Technologies, Inc., Adam and Julie Reiser, Michael Rand, Albert Koenigsberg and Digital Dial, LLC, incorporated by reference, filed with the Company’s Form 8-K on June 11, 2008.

10.10	Promissory Note dated May 23, 2008 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $40,500, filed herewith.

10.11	Promissory Note dated June 5, 2008 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $14,113, filed herewith.

10.12	Promissory Note dated June 27, 2008 issued by CX2 Technologies, Inc. in favor of Les Hahn in the principal amount of $5,000, filed herewith.

10.13	Promissory Note dated July 17, 2008 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $23,050, filed herewith.

10.14	Financial Communications Consulting Agreement dated September 10, 2008 by and between Wall Street Resources, Inc. and CX2 Technologies, Inc., filed herewith.

10.15	Promissory Note dated February 27, 2009 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $18,450, filed herewith.

10.16	Promissory Note dated March 31, 2009 issued by CX2 Technologies, Inc. in favor of Albert Koenigsberg in the principal amount of $5,000, filed herewith.

10.17	Promissory Note dated March 31, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $18,961, filed herewith.

16.1	Letter from Webb & Company PA dated August 6, 2008, incorporated by reference, filed with the Company’s Form 8-K on August 7, 2008.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer, filed herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

CX2 Technologies. Inc.

Date: September 13, 2010	By: /s/ Michael Rand
Michael Rand, Chief Executive Officer, Principal Executive and Financial Officer

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CX2 TECHNOLOGIES, INC.

We have audited the accompanying balance sheets of CX2 Technologies, Inc. as of March 31, 2010 and 2009 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CX2 Technologies, Inc., as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has an accumulated deficit of approximating $9,550,000 and working capital deficiencies of approximately $1,280,000 as of March 31, 2010. Additionally, the Company is not generating sufficient cash flows to meet its regular working capital requirements. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

August 25, 2010

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957

MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

CX2 TECHNOLOGIES, INC.	For The Year Ended	For The Year Ended
BALANCE SHEETS	March 31,	March 31,
	2010	2009
Current Assets
Cash and cash equivalents	$ -	$ 192
Notes receivable - related party	1,245	1,245
Other current assets	5,000	2,500

Total Current Assets	6,245	3,937

Property and Equipment, net	90,860	141,249

Total Assets	$ 97,105	$ 145,186

Liabilities and Stockholders Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$ 683,696	$ 646,297
Notes payable – related parties	391,106	391,106
Notes payable - Other	210,941	135,073

Total Liabilities	1,285,743	1,172,476

Commitments and contingencies
Stockholders’ Equity (Deficit)

Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized, 27,483,960 and 22,957,210 issued and outstanding at March 31, 2010 and March 31, 2009, respectively	27,483	22,557
Additional paid-in-Capital	8,334,664	8,290,332
Accumulated Deficit	(9,550,785)	(9,340,179)
Total Stockholders’ Equity (Deficit)	(1,188,638)	(1,027,290)

Total Liabilities and Stockholder’s Equity (Deficit)	$ 97,105	$ 145,186

See accompanying notes to financial statement

CX2 TECHNOLOGIES, INC.	For the Year Ended	For the Year Ended
STATEMENTS OF OPERATIONS	March 31, 2010	March 31, 2009
Revenue	$ 3,711	$ 100,202
Cost of sales	-	-

Gross Profit	3,711	100,202

Operating Expenses
Selling, general and administrative	144,371	598,533
Depreciation and amortization	50,389	52,291

Total Operating Expenses	194,760	650,824

Loss from Operations	(191,049)	(550,622)

Other Expense
Interest expense	19,556	(14,379)
Loss on conversion	-	-

Total Other Expense	19,556	(14,379)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(210,605)	(565,001)

Provision for income taxes	-	-

Net Income	$ (210,605)	$ (565,001)

Weighted Average Number of Shares Outstanding During the Period	23,208,475	23,553,100

Basic and Diluted

Net Loss Per Share - Basic and Diluted	$ (0.01)	$ (0.02)

See accompanying notes to financial statement

CX2 TECHNOLOGIES, INC. STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)	Preferred Stock		Common Stock				Total
For the years ended March					Additional		Stockholder's
31, 2010 and March 31,					Paid-in	Accumulated	Equity
2009	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2008		$ -	23,057,210	$ 23,057	$ 9,282,122	$ (10,275,178)	$ (969,999)
			-	-	-	-	-
Common stock issued
in exchange for
services ($0.001 per share)	-	-	1,000,000	1,000	39,000	-	40,000
Forgiveness of loan 6/2/2008					467,710		467,710
Common stock
reversed in			(1,500,000)	(1,500)	(1,498,500)	1,500,000
connection with the
technology license
dated February 26,
2007 ($1.00 per share)
	-	-					-
Conversion of notes
payable – related 3/31/2009			-	-	-
parties to equity	-	-	-	-	-		-

Net loss for the
year ending March 31, 2009						(565,001)	(565,001)

Balance, March 31, 2009	-	$ -	22,557,210	$ 22,557	$ 8,290,332	$(9,340,179)	$(1,027,290)

Net loss for the year March 31, 2010						(210,606)	(210,606)

Common stock issued in exchange for services ($0.01 per share)			4,926,000	4,926	44,332		49,258

Balance, March 31, 2010	-	$ -	27,483,210	$ 27,483	$ 8,334,664	$ (9,550,785)	$ (1,188,638)

See accompanying notes to financial statement

CX2 TECHNOLOGIES, INC.	For the Year Ended	For the Year Ended
STATEMENTS OF CASH FLOWS	March 31, 2010	March 31, 2009
Cash Flows From Operating Activities:
Net Income (Loss)	$ (210,605)	$ (565,001)
Adjustments to reconcile net loss to net cash used in:
Operations
Depreciation	50,389	52,291
Common stock issued in exchange for services	49,259	40,000
Loss on conversion		-
Provision for obsolete inventory		-
Changes in operating assets and liabilities:
Notes receivable	(2,500)	(1,245)
Prepaid expenses		(2,500)
Deposits		5,448
Accounts payable and accrued expenses	37,398	341,913
Deferred revenue	-	-

Net Cash Used in Operating Activities	(76,060)	(129,094)

Cash Flows From Financing Activities:
Proceeds from note payable - related party	-	156,869
Proceeds from notes payable	-	14,000
Repayment of note payable - related party	-	(40,500)
Repayment of notes payable	75,868	(4,000)

Net Cash Provided by Financing Activities	75,868	126,369

Net Decrease in Cash	(192)	(2,725)
Cash at Beginning of Period	192	2,917
Cash at End of Period	$ 0	$ 192

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$ -	$ 13

Taxes	$ -	$ -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Conversion of account payable to common stock	$ 49,259	$ -

Conversion of notes payable - related parties to
Equity	$ -	$ 467,710

Stock issued under terms of Airtime agreement	$ -	$ 40,000

See accompanying notes to financial statement

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31. 2010 and 2009

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

CX2 Technologies, Inc. (hereinafter the “Company” or “CX2”) was incorporated on May 21, 2002 as Brook-view Institute, Inc., under the laws of the State of Nevada. On November 16, 2005 the Company changed its name to CX2 Technology, Inc. On December 6, 2005, the Company filed articles of correction to change the name to CX2 Technologies, Inc. On May 10, 2006, the Company commenced its operations to the State of Florida.The Company was engaged in the development, operation and management of 220 MHz digital wireless data communications services. In September 2006, the Company entered into a ten year Airtime Agreement for the exclusive use of minutes on 220 MHz Federal Communications Commission (“FCC”) licenses and the related equipment with a third party.  This agreement allows the Company to operate throughout the entire United States and initially in the geographical areas of Florida, Illinois, Michigan and Texas. However, in late 2008, the Company learned that this third party no longer owned its FCC licenses and therefore the Company does not believe it continues to have any rights to use minutes under these licenses.  The Company is no longer seeking to acquire 220 MHz licenses and related equipment from any other third parties.  As of March 31, 2010, the Company has technically been discontinuing its operations in selling its own branded telemetry modems designed to transmit and mapping data for an emergency incident by partnering its remaining technology and intellectual property with it related affiliate known as GEO Command. The Company by mutual consent of the Board of Directors has been seeking a buyer for the remaining assets and liabilities in the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarizes significant accounting policies to assist the reader in understanding and evaluating the financial statements.  These policies are in conformity with accounting principles generally accepted in the United States of America and have been applied consistently in all material respects.

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $210,606 and a negative cash flow from operations of $76,060 for the year ended March 31, 2010.  The Company also had a working capital deficiency of $1,279,497 and a stockholder’s deficiency of $1,188,637 as of March 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company was in the development stage from May 2002 until January 2007, at which time operations began.  The Company has incurred a loss from operations, and its present level of revenues is not sufficient to cover all the Company’s incurred expenses. Management recognizes that the Company must generate additional resources to enable it to pay its obligations as they come due, and that the Company must ultimately achieve profitable operations. Management’s plans in this regard are to divest in its pursuit of its business plan relating to the operation and management of its 220 MHz digital wireless data communications services and to seek an investor interested in acquiring the remaining assets and liabilities of the Company.

Property and Equipment

Property and equipment, consisting of communications equipment, office and computer equipment, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is presently five years.

Use of Estimates

The preparation of financial statements are in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which consist of current liabilities, approximate fair values due to the short-term maturities of such instruments.

Net Loss Per Share

The Company follows the provisions of ACS 260, “Earnings per Share,” which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents. As of March 31, 2009 there were no common stock equivalents outstanding.

Reclassifications

Certain amounts in the fiscal year 2009 financial statements have been reclassified to conform to the 2010 fiscal year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2010, cash and cash equivalents include cash on hand and cash in the bank.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that it will be required to adopt in the future are summarized below.
Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this ASU did not have a material impact on our financial statements; however, it may affect any future stock distributions.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company’s results of operations, cash flows or financial positions.

In January 2010, the FASB has published ASU 2010-05 “Compensation – Stock Compensation (Topic 718) - Escrowed Share Arrangements and the Presumption of Compensation.  ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this ASU did not have a material impact on our financial statements; however, it may affect any future stock distributions.

Revenue Recognition

The Company follows the provisions of Topic ASC 605 “Revenue Recognition in Financial Statements”, formerly Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition. Revenue from users of network services is recognized at the time that the services are provided. Revenue from sales of radios and other related equipment is recognized at the date of delivery to the customer and when collection is reasonably assured. Revenue from consulting services is recognized at the time that the services are provided.

NOTE 3 – PROPERTY AND EQUIPMENT

Depreciation expense was $50,389 and $52,291 for the years ended March 31, 2010 and 2009.

	2010	2009
Communications equipment	$200,000	$200,000
Office and computer equipment	61,456	61,456

	261,456	261,456
Less accumulated depreciation	170,596	120,207

Property and equipment, net	$90,860	$141,249

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31. 2010 and 2009

NOTE 4 – USE OF 220 MHz LICENSES AND EQUIPMENT

On March 5, 2006, the Company agreed to purchase certain 220 MHz FCC licenses and related hardware and software for the initial planned operation of such licenses in certain geographical areas of Florida, Illinois, Michigan and Texas from a third party owner of such assets, Biz.com U.S.A., Inc. (“Biz.com”). As part of this transaction the Company issued 5,000,000 shares of Common Stock with a fair value of $5,000,000 (based on a recent cash offering price) to Biz.com.  Due to certain security covenants placed on the sale of these licenses, Biz.com was unable to conclude the sale to the Company, and therefore, the CX2 no longer had the rights to use nor sell the airtime associated from the failure in ascertaining the 220 MHz license from Biz.com.

On March 6, 2006, the Company executed a ten year 200-220 MHz Airtime Agreement, which was subsequently amended effective March 19, 2007 (as amended, the “Air Time Agreement”), for the non-exclusive use of five hundred million minutes on all of the Biz.com FCC licenses. The Air Time Agreement required payment by CX2 of a monthly user fee of $4,000, which was subsequently eliminated when the Air Time Agreement was amended in March 2007, and also provided for the retention of the 5 million previously issued shares by Biz.com.

On February 26, 2007, CX2 and Biz.com entered into a Licensing Agreement & Asset Sale (the “Licensing Agreement”), pursuant to which CX2 acquired from Biz.com a non-exclusive license to its wireless digital data intellectual property for cash payments and 1,500,000 shares of common stock, which were not issued. This license granted the Company the right to use Biz.com proprietary technologies without restriction, including rights to further develop the existing technology or new technology, which new development would be owned by CX2. In addition, CX2 bought from Biz.com all of its digital base station equipment and associated assets both deployed on the Chicago network and in inventory. The inventory included all digital base stations, RRM boards and connective cabling, combiners, racks, antennas, maintenance equipment, lab equipment, and office equipment, at the Company’s Burr Ridge offices in Illinois, together with any such equipment in any Biz.com storage facility in Illinois.

NOTE 5 – NOTES PAYABLE-RELATED PARTIES

Debt due to related parties as of March 31, 2010 and 2009 consists of the following:

	2010	2009
Unsecured note to a related party, payable in monthly installments of $25,000. Interest at 5% per annum and maturity	391,106	391,106

Unsecured notes payable to GEO Command, Inc. are non- interest bearing, due on demand and do not follow any specific repayment terms.	104,681	33,073

Unsecured notes payable to Officer are non-interest bearing, due on demand and do not follow any specific repayment terms.	96,260	92,000

Unsecured notes payable to third party are non-interest bearing, due on demand and do not follow any repayment terms.	10,000	10,000

	602,047	526,179
Less current portion of long term notes payable	602,047	526,179

Total	$ -	$ -

During the year ended March 31, 2010, related parties loaned the Company $84,365 for working capital purposes. These loans are unsecured, due on demand and bear no interest.

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31. 2010 and 2009

NOTE 6– STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2010 the Company has 1,000,000,000 shares of common stock authorized; and 27,483,210 issued and outstanding: par value $.001.  Each share of common stock contains the right to one vote or a proxy which is the right to assign one’s vote. Therefore, every shareholder of common stock is entitled to one vote or the right to a proxy for each share of common stock held.

On February 2, 2010 the Company issued 4,925,750 common to certain consultants for services rendered.  The Company recognized an expense of $49,259 in the accompanying statement of operations for the year ending March 31, 2010, valued at $.01 per share totaling 49,259. The $0.01 per share was the closing market price on February 2, 2010.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

In April 2006, the Company entered into a 60-month operating lease for office space with Wool Bright Professional Office Plaza in Boynton Beach, Florida beginning June 1, 2006 for $4,459 per month, exclusive of recurring utility expenses. The Company vacated this office space in February 2008 and the landlord obtained a $226,562 default judgment and accrued interest which has been included in these financial statements.  Collection is pending.  Recorded interest and rent expense for the years then ended March 31, 2010 and 2009 was $19,556 and $14,379, respectively.

On March 24, 2008, the Company entered into an Agreement with ESP Wireless Technology Group, Inc. whereby CX2 agreed to make a onetime payment of $9,787 in exchange for access to the Sears Tower network site and static IP address used to control the CX2 transmitter located at the Sears Tower. In addition, CX2 will pay ESP a monthly payment of $939 for site rent at Sears Tower and the static IP address. GEO Command and CX2 Technologies were to share revenues from the sales of CX2 data modems.  Airtime rent expense for the years then ended March 31, 2010 and 2009 was $0 and $6,016, respectively.  Since the write-off of obsolete inventories, the Company forfeited its rights to the EPS contract with Wireless Technology and assigned them over to GEO Command, Inc, and discontinued it operations in selling its modems.

NOTE 7 – RELATED PARTY TRANSACTIONS

Biz.com USA, Inc. (“Biz.com”) was a major stockholder of the Company. The Company had non-exclusive access to 500 million minutes of airtime in the 220 MHz frequency band as a result of its Airtime Agreement with Biz.com which was entered into in March 2006.  In addition, the Company has another non-exclusive license agreement with Biz.com which provides for rights to use certain wireless digital data intellectual property, including rights to further develop the existing technology or new technology, which new development would be owned by the Company.  The Company owes Biz.com approximately $391,106 as of March 31, 2010.  In late 2008, the Company learned that Biz.com had lost ownership of its FCC licenses and thus the Company does not believe it continues to have any rights to use minutes or other rights granted to it under its agreements with Biz.com. (See Exhibit I attached hereto.)

CX2 TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31. 2010 and 2009

NOTE 7 – RELATED PARTY TRANSACTIONS ( Continued)

On June 2, 2008, the Company evaluated the conversion of promissory notes and related accrued interest payable to a related party  in accordance with ASC 470-50-40 (Paragraphs 20 of APB 26) “Debt-Modifications and Extinguishments – Derecognized” and recorded and aggregate $467,710 gain representing the value of the extinguished debt.  Since the gain from forgiven debt was from transactions with related parties, the $467,710 was recorded to additional paid-in-capital as a component of Stockholders’ Equity.

NOTE 8 – INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax expense for the years ended March 31, 2010 and 2009 are summarized as follows:

2010	Current	Deferred	Total
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

2009	Current	Deferred	Total
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Income tax expense for the years ended March 31, 2010 and 2009 computed using the enacted U.S. Federal corporate income tax rate of 34% is equal to the AMT rate before any income tax credits, as a result of the following

	2010	2009
Expected income tax expense (benefit) from operations	$(71,400)	$(214,418)
Permanent differences	—	—
Valuation allowance	71,400	214,418

Total	$—	$—

The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards (benefit)	$(4,291,573)	$(4,080,967)
Total gross deferred tax assets	4,291,573	4,080,967
Less valuation allowance	4,291,573	4,080,967
Net deferred tax assets	$—	$—

NOTE 9 – INCOME TAXES (Continued)

The Company has net operating loss carry forwards of $9,355,763 and $10,275,178 as of March 31, 2010 and 2009, respectively.  These carry forwards begin to expire in 2025.  The valuation allowance at March 31, 2009 was $4,291,573. The net change in the valuation allowance for the year ended March 31, 2010 and 2009 increased by $210,606 and $214,418, respectively.

NOTE 10 – SUBSEQUENT EVENTS

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

On May 4, 2010, the Company received $30,100 cash payment upon the full execution of the stock purchase agreement. The remaining $25,000 will be paid at the closing date.

On July 1, 2010, pursuant to joint written consent of the Board of Directors and Majority of the Common Stockholders amended the Articles of Incorporation with “the name change” to Green Equity Holdings, Inc. and (1) increased the authorized common stock of the company to 500,000,000; par value .0001 and (2) Authorized the company to issue 50,000,000 shares of preferred stock.  The Company is also authorized to designate Series A and B of the preferred stock as outlined in the amendment.

The Company had no other material subsequent events to disclose from the balance sheet date to the filing date. The Company evaluated subsequent events through June 1, 2010.