Form 10-Q
period 2010-06-30
GREEN EQUITY HOLDINGS, INC.
filed 2010-09-27
CIK 1384929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 0-52396

CX2 Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-2889663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 W. Newport Center Drive, Suite 105 Deerfield Beach, FL 33442

(Address of principal executive offices)

(954)573-1709

Registrant's telephone number

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  Large accelerated filer   ☐ Accelerated filer   ☐ Non-accelerated filer   ☐    Small reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐ No   ☒

As of June 30, 2010 there were 56,483,210 shares of the registrant's common stock outstanding.

CX2 TECHNOLOGIES, INC.

CX2 TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$7,806	$
Accounts receivable	481
Notes receivable-related party	1,245	1,245
Prepaid expenses	5,000	5,000

TOTAL CURRENT ASSETS	14,532	6,245

Property & Equipment, net	75,884	90,860

TOTAL ASSETS	$90,416	$97,105

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	679,190	683,696
Notes payable - related party	391,106	391,106
Notes Payable - Other	202,445	210,941

TOTAL LIABILITIES	1,272,741	1,285,743

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 56,483,210 and 27,483,210 shares issued and outstanding at June 30, 2010; and March 31, 2010, respectively	56,483	27,483
Additional paid-in capital	8,360,764	8,334,664
Accumulated deficit	(9,599,572)	(9,550,785)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,182,325)	(1,188,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$90,416	$97,105

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)
	For the Three Months Ended
	June 30,
	2010	2009
REVENUES		2,500
Cost of sales		-
GROSS MARGIN		2,500

OPERATING EXPENSES:
Selling, general and administrative	29,120	36,057
Depreciation and amortization	14,976	13,073

TOTAL OPERATING EXPENSES	44,096	49,130

LOSS FROM OPERATIONS	(44,096)	(46,630)

OTHER INCOME (EXPENSE)
Interest expense	(5160)	-
Other income	469	-
TOTAL OTHER (EXPENSE)	(4,691)	-

NET LOSS	(48,787)	(46,630)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANIDING-BASIC AND DILUTED	47,460,988	23,553,100

LOSS PER COMMON SHARES-BASIC AND DILUTED	(0.001)	(0.002)

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(48,787)	$(46,630)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,976	13,073

Changes in assets and liabilities:
Accounts receivable	(481)	(2,500)
Accounts payable and accrued expenses	(4,502)	30,031

Net Cash Used in Operating Activities	(38,794)	(6,026)

CASH FLOW FROM FINANCING ACTIVITIES:
Bank overdraft	-	13,788
Proceeds from sale of common stock	55,100	-
Proceeds from notes payable – related parties	-	-
Proceeds from notes payable	-	-
Repayment of notes payable - other	(8,500)	-
Repayment of notes payable	-	-
Net cash provided by financing activities	46,600	13,788

Net increase in cash	7,806	7,762

Cash and cash equivalents at beginning of period	-	192

Cash and cash equivalents at end of period	$7,806	$7,954

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock issued under terms of Consulting Agreements	$-	$1,000
Conversion of note payable - related party to equity	$-	$1,500

See accompanying notes to the condensed financial statements.

CX2 TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months Ended June 30, 2010

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

CX2 Technologies, Inc. (“the Company" or "CX2") was incorporated on May 21, 2002 as Brook-view Institute, Inc., under the laws of the State of Nevada.  On November 16, 2005, the Company changed its name to CX2 Technologies, Inc.  On December 6, 2005, the Company filed articles of correction to change the name to CX2 Technologies, Inc.  On May 10, 2006, the Company commenced its business operations in the State of Florida.

The Company is engaged in the development, operation and management of 220 MHz digital wireless data communications services.  As disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2010, "the Company utilized intellectual property licensed from Biz-com pursuant to an agreement with Biz-com. Biz-com subsequently forfeited their IP to Stillwater Asset Backed Funds. Thus, CX2 no longer believes it has any right to use this IP, and management was seeking to negotiate a license with Stillwater Asset Backed Funds to enable the Company to continue to have access to this IP.  There can be no assurance that the Company will be successful in obtaining such a license.  CX2 management and consultants attempted to, but were not successful in reconciling with the representatives of Stillwater Asset Backed Funds for the rights to use this intellectual property underlying the technology which was ultimately forfeited by Biz-com

The Company is not currently seeking to acquire 220 MHz licenses and related equipment from other third parties..

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements of CX2 Technologies, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2010 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 2010, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had a net loss of $48,787 and a negative cash flow from operations of $38,794 during the three months ended June 30, 2010, along with a working capital deficiency of $1,258,209 and a stockholder's deficiency of $1,182,325.  These conditions raised substantial doubt about the Company's ability to continue as a going concern.   The Company had recurring losses from its operations that began in 2002 and the annual revenues were not sufficient enough to cover the Company's incurred expenses and its obligations as they became due.   Before filing for protection from creditors under U.S. Bankruptcy Code Chapter 11; Management has to revise its future business plans and strategies in order to survive the Company’s operational existence from bankruptcy either by restructuring it financially through arrangements of additional equity and debt financing or entering into merger and acquisition to expand its venture operations.

CX2 TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months Ended June 30, 2010

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarizes significant accounting policies to assist the reader in understanding and evaluating the condensed financial statements.  These policies are in conformity with accounting principles generally accepted in the United States of America and have been applied consistently in all material respects.

Basis of Accounting

The condensed financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred.

Revenue Recognition

The Company follows the provisions of Topic ASC 605 “Revenue Recognition in Financial Statements”, formerly Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition. Revenue from users of network services is recognized at the time that the services are provided. Revenue from sales of radios and other related equipment is recognized at the date of delivery to the customer and when collection is reasonably assured. Revenue from consulting services is recognized at the time services are provided.

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

Fair Value of Financial Instruments

ASC topic 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.The carrying values of the Company's financial instruments, which consist of current liabilities approximate fair values due to the short-term maturities of such instruments.

Net Loss Per Share

The Company computed basic and diluted loss per share amounts for June 30, 2010 pursuant to the ASC topic 260, “Earnings per Share.”    Basic EPS is calculated as net income or loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated using the "if converted" method for common stock equivalents.  As of June 30, 2010 there were no common stock equivalents outstanding.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

CX2 TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months Ended June 30, 2010

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

In January 2010, the FASB has published ASU 2010-06 "Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements". ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retroactive basis.  The adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance and has been adopted by the Company.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company currently has no such awards and does not anticipate any material impact on its results of operations as a result of adoption.

Other ASU’s not effective until after June 30, 2010 are not expected to have a significant effect on the Company's financial position or results of operations.

CX2 TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months Ended June 30, 2010

NOTE 5 – NOTES PAYABLE

Debt due as of June 30, 2010 consists of the following:

Unsecured note payable to Biz.com. This note is interest bearing and has no payment terms.	$391,106
Unsecured note payable to GEO Command, Inc. This note is non-interest bearing and due on demand.	104,685
Notes payable – officer is unsecured, non-interest bearing and due on demand.	96,261
Notes payable – other is unsecured, non-interest bearing and due on demand.	1,500
Total	202,446 593,452
Less current portion of long term notes payable	(593,452)
Total	$-

NOTE 6 – STOCKHOLDERS' EQUITY

Common Stock

The Company has 100,000,000 shares authorized; par value $.001 per share; and 56,483,210 shares issued and outstanding.  On April 29, 2010 the Company sold 29,000,000 shares to an accredited investment group known as Fusion Capital investments, Corporation for $55,100.

Preferred Stock

The Company has 5,000,000 shares authorized; par value $0.001.  None are issued and outstanding.

           Private Placement of Common Stock

The Company has previously offered, through its private placement memorandum dated March 6, 2006, and as amended on September

27, 2006 (the “PPM”) was to sell the maximum up to 5,000,000 shares of its common stock for a $1.00 per share totaling $5,000,000.

  The PPM was terminated in June of 2008.  As of June 30, 2010, there were no additional common stock offered through private      placement memorandums offering stock.

On June 30, 2010, Lester Hahn, sole director, President and CEO of CX2 Technologies, Inc (the “Company”), resigned from all positions held with the Company, including resignation as a member of the Board service.  There was no disagreement, as defined in 17 CFR 240.3b-7, between the Registrant and Mr. Hahn’s resignation from the Board of Directors.

Also effective June 30, 2010, the Company appointed Raimundo Dias as sole Director, President and CEO to replace Mr. Hahn.  Mr. Dias will serve as a director until his successor has been elected at the next annual meeting of the Registrant's shareholders or until his earlier resignation, removal, or death.

CX2 TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

 For the Three Months Ended June 30, 2010

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Biz-com USA, Inc. ("Biz-com") is a major stockholder of the Company.  The Company had non-exclusive access to 500 million minutes of airtime in the 220 MHz frequency band as a result of its Airtime Agreement with Biz-com which was entered into in March 2006.  In addition, the Company had another non-exclusive license agreement with Biz-com which provided for rights to use certain wireless digital data intellectual property, including rights to further develop the existing technology or new technology, which new development would be owned by the Company.  The Company owes Biz-com approximately $391,106 as of June 30, 2010.  In late 2008 the Company learned that Biz-com had lost ownership of its FCC licenses and thus the Company does not believe it continues to have any rights to use minutes or other rights granted to it under its agreements with Biz-com.

NOTE 9 – CONCENTRATION OF CREDIT RISKS

Customers

For the three months ended June 30, 2010, one customer accounted for all of the Company's sales.  The Company purchases its radios primarily from one vendor, which accounted for all of the Company's product purchases during that period. As such, the Company believes that it has a concentration of credit risk with respect to its receivables because of the limited customer base.

NOTE 10 – SUBSEQUENT EVENT

On July 1, 2010, pursuant to joint written consent of the Board of Directors and Majority of the Common Stockholders, the Company amended its Articles of Incorporation to change its name to Green Equity Holdings, Inc. and (1) increase the authorized common stock of the company to 500,000,000; par value $0.0001 and (2) Authorized the company to issue 50,000,000 shares of preferred stock.  The Company is also authorized to designate Series A and B of the preferred stock as outlined in the amendment.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and analysis of our financial condition and results of operations for the three and six month ended June 30, 2010 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion in conjunction with our financial statements and notes contained in our Form 10-K for the fiscal year ended March 31, 2010. Historical results may not be indicative of future performance.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions.  All statements other than statements of historical fact are statements that could be deemed forward-looking  statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under "Risk Factors" in Item 1A of Part II below and in the "Risk Factors" section of our Form 10-K for the fiscal year ended March 31, 2010 that may cause actual results to differ materially.

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

As the intellectual property underlying the CX2 branded technology was licensed from a major share holder and this intellectual property was forfeited by this licensor shareholder to one of its creditors, the Company lost its ability to continue developing and marketing its products and services.  As a result, the Company now has no operations and is seeking to acquire or merge with a revenue producing company as a possible way to preserve some shareholder value.  However, there can be no assurance that this will occur.

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

The Company has limited assets and capital.  For our fiscal years ended March 31, 2009, we had a net loss of $565,001, and for the twelve months ended March 31, 2010, we had a net loss of $210,606.

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues:  Revenues from operations for the three months ended June 30, 2010 of $0 reflected a decrease of $2,500 from the three months ended June 30, 2009 revenues of $2,500, as  the Company discontinued selling equipment and providing consulting services primarily for base stations.  We had minimal revenues in both quarters as we had largely ceased marketing our products and services.

Operating Expenses:  Operating expenses reflected a decrease of $5,034 when comparing $44,096 for the three months ended June 30, 2010, with $49,130 for the three months ended June 30, 2009, as a result of a decrease in marketing and investor relations costs.

Net Loss:   The Company's net loss was approximately$49,000for the three months ended June 30, 2010, as compared to a net loss of approximately $47,000 for the three months ended June 30, 2009.

Liquidity and Capital Resources

Our condensed financial statements appearing elsewhere in this report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations.  To the extent that we are unable to obtain additional working capital from operations and/ or other sources as required or otherwise desired, our condensed financial statements will be materially affected and we may be forced to curtail our operations.

We were in a working capital shortage at the fiscal year end of March 31, 2010 and at June 30, 2010, and cash flow from operations is insufficient to sustain our operations as of the date of this filing.   As of the date of this filing, the Company still requires additional financing to sustain operations until a new source of potential revenue can be located.  No assurances are given that we will be successful in obtaining additional needed capital.  Our inability to secure such additional capital will materially adversely affect the Company and its operations.  We believe our current cash position after funding and anticipated receipt of revenues will enable us to sustain current operations for up to approximately one month.

At June 30, 2010, we had stockholders' deficit of $1,182,325 total assets of $90,416 and total current liabilities of $1,272,741.  For the three months ended June 30, 2010, we have recognized income of $469 and for the three months ended June 30, 2010 we used cash in operations of $38,794.  Our operations and acquisitions have been funded by the sale of equity in private equity financing from accredited investors and by loans from our management. These funds have been used for working capital and general corporate purposes and acquisition and licensing costs in furtherance of our business plan.  There are no current arrangements with purchasers for any of our securities.

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

Critical Accounting Policies and Estimates

Note 4 of the Notes to the Condensed financial statements, includes a summary of the significant accounting policies and methods used in the preparation of our Condensed financial statements.  We consider the following accounting policies and methods to be the most important to our financial position and results of operations, either because of the significance of the financial statement item or because they require the exercise of significant judgment or the use of estimates.  In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

Revenue Recognition

Revenue from users of network services is recognized at the time services are provided.  Revenue from sales of radios and other related equipment is recognized at the date of delivery to the customer and collection is reasonably assured.  Revenue from consulting services is recognized at the time that the services are provided.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosure in this Quarterly Report.

ITEM 4T CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that the Company increased its internal controls around the issuance and recording of common stock sales.

 Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

PART II

OTHER INFORMATION

ITEM 1A Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

ITEM 5 Other Information.

During the quarter ended December 31, 2009, the Company entered into two promissory notes in favor of GEO Command, Inc., a consultant to the Company – both are dated December 31, 2009 (1) in the principal amount of $5,543 and (2) in the principal amount of $2,811.  The proceeds of the notes were used by the Company for working capital.  The notes are due on demand and do not bear interest.

In addition, the Company entered into an amended promissory note in favor of GEO Command, Inc. dated March 31, 2009 in the principal amount of $33,073.88.  This note is due on demand and does not bear interest.

ITEM 6 Exhibits and Reports on Form 8-K.

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

5.02

On June 30, 2010, Lester Hahn, sole director, President and CEO of CX2 Technologies, Inc. (the “Company”), resigned from all positions held with the Company, including resigning from Board service.  There were no disagreements as defined 17 CFR 240.3b-7, between the Registrant and Mr. Hahn’s resignation from the Board.

Also effective, June 30, 2010, the Company appointed Raimundo Dias as sole Director, President and CEO to replace Mr. Hahn.   Mr. Dias will serve as a director until his successor has been elected at the next annual meeting of the Registrant’s shareholders or until his earlier resignation, removal, or death, and Mr. Dias has not been appointed to any committees of the Board as the Board does not presently have any committees.

Raimundo Dias, age 39, has over 16 years of experience in the financial markets.  He is also the President of Fusion Capital Investments Corporation, a private company specializing in business development and in 1993 an Associate’s Degree in Business Management from a prestigious Catholic University where he has also elected to the board; Organization of Latin American Studies (OLAS).

Mr. Dias does not have any employment agreement or other compensatory agreement in place with the Company, and is not presently being compensated for his service as an officer and director of the Company.

5.07

On August 14, 2010, holder of the majority of the voting power of the outstanding stock of CX2 Technologies, Inc. (the “Company”) voted in favor of changing the Company’s name to “Green Equity Holdings, Inc.” (The “Name Change”).  The name change has been made affective on or about August 16, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 24, 2010	CX2 Technologies, Inc.
(Registrant)

By: /s/ Raimundo Dias
Raimundo Dias, Chief Executive Officer, Principal Executive,
Financial and Accounting Officer