Form 10-Q/A
period 2010-06-30
GREEN EQUITY HOLDINGS, INC.
filed 2010-09-30
CIK 1384929

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

Yes   ☐ No   ☒

As of June 30, 2010, there were 56,483,210 shares of the registrant's common stock outstanding.

CX2 TECHNOLOGIES, INC.

CX2 TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$7,806	$
Accounts receivable	481
Notes receivable-related party	1,245	1,245
Prepaid expenses	5,000	5,000

TOTAL CURRENT ASSETS	14,532	6,245

Property & Equipment, net	75,884	90,860

TOTAL ASSETS	$90,416	$97,105

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$679,190	$683,696
Notes payable - related party	391,106	391,106
Notes Payable - Other	202,445	210,941

TOTAL LIABILITIES	1,272,741	1,285,743

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 56,483,210 and 27,483,210 shares issued and outstanding at June 30, 2010; and March 31, 2010, respectively	56,483	27,483
Additional paid-in capital	8,360,764	8,334,664
Accumulated deficit	(9,599,572)	(9,550,785)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,182,325)	(1,188,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$90,416	$97,105

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Three Months Ended June 30, 2010

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

CX2 Technologies, Inc. (“the Company" or "CX2") was incorporated on May 21, 2002 as Brook-view Institute, Inc., under the laws of the State of Nevada.  On November 16, 2005, the Company changed its name to CX2 Technologies, Inc.  On December 6, 2005, the Company filed articles of correction  to change the name to CX2 Technologies, Inc.  On May 10, 2006, the Company commenced its business operations in the State of Florida. Effective August 16th, 2010, the Company changed its name to Green Equity Holdings, Inc. (the “Name Change”).

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

Concurrently with the Name Change, the Company changed its focus to become a holdings company that invests primarily in high growth businesses offering novel solutions to global energy, resources and environmental challenges. Pursuant to the new strategy, the company entered into a letter of intent, effective September 2010, to enter into a joint venture with Strategic Energy Supplies Corporation (“SESC”) to build and operate not less than three (3) grease trap plants within the next twelve months.

Prior to the name change, the company was engaged in the development, operation and management of 220 MHz digital wireless data communications services.  As disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2010, "the Company utilized intellectual property licensed from Biz-com pursuant to an agreement with Biz-com. Biz-com subsequently forfeited their IP to Stillwater Asset Backed Funds. Thus, CX2 no longer believes it has any right to use this IP, and management was seeking to negotiate a license with Stillwater Asset Backed Funds to enable the Company to continue to have access to this IP.  There can be no assurance that the Company will be successful in obtaining such a license.  CX2 management and consultants attempted to, but were not successful in reconciling with the representatives of Stillwater Asset Backed Funds for the rights to use this intellectual property underlying the technology which was ultimately forfeited by Biz-com.

The Company is not currently seeking to acquire 220 MHz licenses and related equipment from other third parties.

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

Fair Value of Financial Instruments

ASC topic 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of the Company's financial instruments, which consist of current liabilities approximate fair values due to the short-term maturities of such instruments.

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

The PPM was terminated in June of 2008.  As of June 30, 2010, there were no additional common stocks offered through private placement memorandums offering stock.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company was party to a number of agreements with Biz-com USA, Inc. ("Biz-com"),  a former major stockholder of the Company.  The Company had non-exclusive access to 500 million minutes of airtime in the 220 MHz frequency band as a result of its Airtime Agreement with Biz-com which was entered into in March 2006.  In addition, the Company had another non-exclusive license agreement (“the “License Agreement”) with Biz-com which provided for rights to use certain wireless digital data intellectual property, including rights to further develop the existing technology or new technology, which new development would be owned by the Company.  The Company also had certain ancillary obligations to Biz-com including lease hold payments on behalf of Biz-com so long the License Agreement was in full force and effect.  In 2008, Biz-com ceased operations and lost ownership of its FCC licenses thereby breaching its obligations under the License Agreement. Accordingly, the Company believes that all agreements with and obligations to Biz-com related to the License are null and void and that the Company is released from any obligation to Biz-com or any successor-in-interest.

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

NOTE 10 – SUBSEQUENT EVENT

On July 1, 2010, pursuant to joint written consent of the Board of Directors and Majority of the Common Stockholders, the Company amended its Articles of Incorporation to change its name to Green Equity Holdings, Inc. (ii) increase the authorized common stock of the company to 500,000,000, par value $0.0001; and (iii) Authorized the company to issue 50,000,000 shares of preferred stock.  The Company is also authorized to designate Series A and B of the preferred stock as outlined in the amendment.

Effective September 21, 2010, the Company retired and returned to treasury 1,975,000 shares of the common stock of the Company.

Finally, effective September 22, 2010, the Company secured a temporary injunction to prevent the trading of additional 1,565,000 shares of its common stock. The error was discovered as part of the audit process which new management initiated upon acquiring control of the Company effective June 30th, 2010.

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

Overview

Effective August 16th, 2010, the Company changed its name to Green Equity Holdings, Inc. (the “Name Change”). Concurrently with the Name Change, the Company changed its focus to become a holdings company that invests primarily in high growth businesses offering novel solutions to global energy, resources and environmental challenges. Pursuant to the new strategy, the company entered into a letter of intent, effective September 2010, to enter into a joint venture with Strategic Energy Supplies Corporation (“SESC”) to build and operate not less than three (3) grease trap plants within the next twelve months.  The Company is also actively seeking other potential partners or acquisition candidates in the alternative energy arena.

Previously,, the Company was engaged in the development and sale of its 220 MHz digital wireless data communications technologies and related services.

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

ITEM 6 Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.24	Convertible Promissory Note dated March 31, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $33,073.88

10.25	Convertible Promissory Note dated November 25, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $1,784.80

10.26	Convertible Promissory Note dated November 30, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $6,569.06

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer

32	Section 1350 Certification

(b)	Reports on Form 8-K:

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

Date: September 30, 2010	Green Equity Holdings, Inc.
(Registrant)

By: /s/ Raimundo Dias
Raimundo Dias, Chief Executive Officer, Principal Executive,
Financial and Accounting Officer