Form 10-Q
period 2010-09-30
GREEN EQUITY HOLDINGS, INC.
filed 2010-11-23
CIK 1384929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 0-52396

Green Equity Holdings, Inc.

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

Yes   ☐ No   ☒

As of September 30, 2010, there were 58,497,960 shares of the registrant's common stock outstanding.

GREEN EQUITY HOLDINGS, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

GREEN EQUITY HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$209	$-
Accounts receivable	481	-
Notes receivable-related party	1,245	1,245
Prepaid expenses	5,000	5,000

TOTAL CURRENT ASSETS	6,935	6,245

Property & Equipment, net	62,982	90,860

TOTAL ASSETS	$69,917	$97,105

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$474,423	$683,696
Notes payable - related party	391,106	391,106
Notes Payable – Other	257,349	210,941

TOTAL LIABILITIES	1,122,878	1,285,743

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 58,497,960 and 27,483,210 shares issued and outstanding at September 30, 2010; and March 31, 2010, respectively	56,675	27,483
Additional paid-in capital	8,545,572	8,334,664
Accumulated deficit	(9,655,208)	(9,550,785)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,052,961)	(1,188,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$69,917	$97,105

See accompanying notes to the condensed unaudited financial statements.

GREEN EQUITY HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES	$-	$-	$-	$-
Cost of sales	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative	37,413	36,623	66,523	72,679
Depreciation and amortization	13,073	13,073	28,049	26,146

TOTAL OPERATING EXPENSES	50,486	49,696	94,572	98,825

NET LOSS FROM OPERATIONS	(50,486)	(49,696)	(94,572)	(98,825)

OTHER EXPENSE
Interest expense	5,160	19,556	10,320	19,556
Other income	-	-	469	2,500

TOTAL OTHER EXPENSES	(5,160)	(19,556)	(9,851)	(17,056)

NET LOSS	$(55,646)	$(69,252)	$(104,423)	$(115,881)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANIDING-BASIC AND DILUTED	55,967,960	23,533,100	54,662,437	22,807,210

LOSS PER COMMON SHARES-BASIC AND DILUTED	$(0.001)	$(0.003)	$(0.002)	$(0.005)

See accompanying notes to the condensed unaudited financial statements.

GREEN EQUITY HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(104,423)	$(115,881)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,049	26,146
Common stock issued for services	-	-
Changes in assets and liabilities:
Accounts receivable	(481)	(2,500)
Accounts payable and accrued expenses	(11,050)	10,612

Sales tax payable	(38)	-

Net Cash Used in Operating Activities	(77,623)	(62,067)
CASH FLOW FROM INVESTING ACTIVITIES:
Equipment	$(171)	$-

Net Cash Used in Investing Activities	$(171)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable – Other	(10,000)	63,254
Proceeds from notes payable – Other	1,500
Proceeds from notes payable – FCI Corp	30,253	-
Proceeds from sale of common stock	55,100	100
Paid-in-Capital	-	-

Net Cash Used from Financing Activities	76,853	63,354

Net Increase in Cash Flow	209	1,287
Cash and cash equivalents at beginning of period	-	192

Cash and cash equivalents at end of period	$209	$1,479

Notes payable to Empire, LP in exchange to GEO Command
accounts payable	$208,500	$-
Conversion of note payable - related party to equity	$4,000	$-
Common stock issued upon conversion of Notes payable to
Empire LP	$125,000	$-
Common stock issued upon conversion of notes payable to OTC Capital Partners, LLC	$60,000	$-

See accompanying notes to the condensed unaudited financial statements.

GREEN EQUITY HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Six Months Ended September 30, 2010

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

CX2 Technologies, Inc. (“the Company" or "CX2") was incorporated on May 21, 2002 as Brook-view Institute, Inc., under the laws of the State of Nevada.  On November 16, 2005, the Company changed its name to CX2 Technologies, Inc.  On December 6, 2005, the Company filed articles of correction to change the name to CX2 Technologies, Inc.  On May 10, 2006, the Company commenced its business operations in the State of Florida.  Effective August 16 th, 2010, the Company changed its name to Green Equity Holdings, Inc. (the “Name Change”).

On June 30, 2010, Lester Hahn, sole director, President and CEO of CX2 Technologies, Inc. (the “Company”) resigned from all positions held with the Company including resignation as a member of the Board service.  There was no disagreement as defined in 17 CFR 240.3b-7- between the Registrant and Mr. Hahn’s resignation from the Board of Directors.

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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements of Green Equity Holdings, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2010 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 2010, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had a net loss of $104,423 and a negative cash flow from operations of $77,623 during the six months ended September 30, 2010, along with a working capital deficiency of $1,115,943 and a stockholder's deficiency of $1,052,961.  These conditions raised substantial doubt about the Company's ability to continue as a going concern.   The Company had recurring losses from its operations that began in 2002 and the annual revenues were not sufficient enough to cover the Company's incurred expenses and its obligations as they became due.

GREEN EQUITY HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Six Months Ended September 30, 2010

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

Revenue Recognition

The Company followed the provisions of Topic ASC 605 “Revenue Recognition in Financial Statements”, formerly Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition.  Revenue from users of network services were recognized at the time the services were provided.  For example, revenue from the sale of radios and other related equipment were recognized at the date of delivery to the customer and when collection was reasonably assured.  Revenues from consulting services were recognized at the time services were provided.

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

Fair Value of Financial Instruments

ASC topic 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of the Company's financial instruments which consist of accounts receivable, notes receivable, accounts payable, and notes payable approximate fair values due to the short-term maturities of such instruments.

Net Loss Per Share

The Company computed basic and diluted loss per share amounts for September 30, 2010 pursuant to the ASC topic 260, “Earnings per Share.”  Basic EPS is calculated as net income or loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted EPS is calculated using the "if converted" method for common stock equivalents.  As of September 30, 2010 there were no common stock equivalents outstanding.

GREEN EQUITY HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Six Months Ended September 30, 2010

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics - Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company's financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company's financial statements.

GREEN EQUITY HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Six Months Ended September 30, 2010

NOTE 5 – NOTES PAYABLE

Debt due as of September 30, 2010 consists of the following:

Unsecured note payable to Biz.com. This note is interest bearing and has no payment terms.	$391,106
Notes payable to Empire, LP This note is non-interest bearing and due on demand.	188,185
Notes payable – OTC Capital Partners, LLC is unsecured, non-interest bearing and due on demand.	37,411
Notes payable – FCI Corp. This note is non-interest bearing and due on demand.	30,253
Notes payable – other is unsecured, non-interest bearing and due on demand.	1,500
648,455
Less current portion of long term notes payable	(648,455)

Total	$-

            Effective September 21, 2010, the Company entered into a debt-conversion agreement with Empire LP, an accredited investment firm.  The Company and Empire LP negotiated the assignment of GEO Command’s accounts payable balance in the amount of $208,500; and the notes payable balance in the amount of $104,685 for value to Empire LP in lieu of an undisclosed amount in consideration for a Consulting fee paid to GEO Command in the amount of $20,935.

Effective September 21, 2010, the Company entered into a debt-conversion agreement with OTC Capital Partners, LLC an accredited investment firm.  The Company and OTC Capital Partners, LLC negotiated the assignment and discount of Michael Rand’s notes payable balance in the amount of $97,419 for value to OTC Capital Partners, LLC.  OTC Capital Partners, LLC agreed to purchase them in three tranches:  On June 15, 2010 debt in the amount of $26,334 converted into 9,100,000 shares issued between September 13 and October 19, 2010; on August 15, 2010 debt in the amount of $31,333; and on October 15, 2010 debt in the amount of $31,333 will also be converted into an undisclosed amount of Company shares.

NOTE 6 – STOCKHOLDERS' EQUITY

Common Stock

As of July 1, 2010, the Company has increased its authorization to issue common stock in the amount of 500,000,000 shares; having a par value of $.0001 per share.  There were 58,497,960 and 27,483,210 shares issued and outstanding as of September 30, 2010, and March 31, 2010, respectively.

Preferred Stock

As of July 1, 2010, the Company has increased its authorization to issue preferred shares Series A and B in the amount 50,000,000 shares; having a par value $0.0001.  None are issued and outstanding.

            Private Placement of Common Stock

As of September 30, 2010, there were no private placements for common stocks being offered through private placement memorandums.

GREEN EQUITY HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

 For the Six Months Ended September 30, 2010

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company was party to a number of agreements with Biz-com USA, Inc. ("Biz-com") a former major stockholder of the Company.  The Company had non-exclusive access to 500 million minutes of airtime in the 220 MHz frequency band as a result of its Airtime Agreement with Biz-com which was entered into in March 2006.  In addition, the Company had another non-exclusive license agreement (“the “License Agreement”) with Biz-com which provided for rights to use certain wireless digital data intellectual property, including rights to further develop the existing technology or new technology, which new development would be owned by the Company.  The Company also had certain ancillary obligations to Biz-com including lease hold payments on behalf of Biz-com so long the License Agreement was in full force and effect.  In 2008, Biz-com ceased operations and lost ownership of its FCC licenses thereby breaching its obligations under the License Agreement.  Accordingly, the Company believes that all agreements with and obligations to Biz-com related to the License are null and void and that the Company is released from any obligation to Biz-com or any successor-in-interest.

NOTE 9 – SUBSEQUENT EVENTS

Effective October 8, 2010, the Company entered into a definitive agreement with Evolution Fuels, Inc. to be a 50% member in their fully owned bio diesel plant in Durant, Oklahoma for $125,000.  According to the letter of intent, the Company has invested $25,000 thus far with the balance to be paid upon closing.  The Company also agreed to assist in financing capital improvements to the Durant Plant totaling $1,375,000 beginning January 2011.

Effective November 3, 2010, the Company entered into a commitment with LAIC Venture Capital to provide funding in the amount of $6,600,000 for financing the acquisition of Strategic Energy Supplies Corporation in exchange for 35% of the equity interest in Strategic Energy Supplies Corporation.  The Company will retain a 45% equity interest in Strategic Energy Supplies Corporation.  According to the due diligence agreement, the fee of $20,000 commencing their commitment has been paid in advance.  Cost to raise the $6,600,000 is estimated to be $600,000.

Finally, effective November 1, 2010, by resolution of the board, the Company authorized the cancellation and return to treasury of 4,525,750 shares of common stock stating that said shareholders had no legal interest in said stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a general discussion and analysis of our financial condition and results of operations for the six month ended September 30, 2010 that could have a significant effect on reporting financial statements.in the future.

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

Overview

Effective August 16, 2010, the Company changed its name to Green Equity Holdings, Inc. (the “Name Change”). Concurrently with the Name Change, the Company changed its focus to become a holdings company that invests primarily in high growth businesses offering novel solutions to global energy, natural resources, and environmental challenges.  Pursuant to the new strategy, the company entered into a letter of intent, effective September 2010, to enter into a joint venture with Strategic Energy Supplies Corporation (“SESC”) to build and operate not less than three (3) grease trap plants within the next twelve months.  The Company is also actively seeking other potential partners or acquisition candidates in the alternative energy business.

Previously, the Company was engaged in the development and sale of its CX2 branded 220 MHz digital wireless data communications technology and related services for use by various commercial and industrial application providers and the Homeland Security and Public Safety sector.

However, due to technological advancements and price competition from cellular telephone and wireless communication services made demand for the lower frequency band transmitter virtually obsolete. Therefore, the Company’s management agreed to discontinue manufacturing and marketing the 220 MHz public-safety, emergency, and disaster relief devices.

Effective June 28, 2010, the intellectual property CX2 technology, Inc. which had the rights to resell licensed airtime supplied by EPS Wireless Services transmitted from the Sears Tower in Chicago, IL, were forfeited to Stillwater Funding who caused an action and the court granted a writ for garnishment of wages which lead to the discontinued development and marketing of the 220 MHz systems that use EPS Airtime.

Effective September 21, 2010, the Company entered into a debt-conversion agreement with Empire LP, an accredited investment firm.  The Company and Empire LP negotiated the assignment of GEO Command’s accounts payable balance in the amount of $208,500; and notes payable balance in the amount of $104,685 for value to Empire LP in lieu of an undisclosed amount in consideration for a consulting fee paid to GEO Command in the amount of $20,935.  There has been no paid-in-capital, nor gain or loss recognized by the Company in association with the assignment.

Effective September 21, 2010, the Company entered into a debt-conversion agreement with OTC Capital Partners, LLC an accredited investment firm.  The Company and OTC Capital Partners, LLC negotiated the assignment and discount of Michael Rand’s notes payable balance in the amount of $97,419 for value to OTC Capital Partners, LLC.  OTC Capital Partners, LLC agreed to purchase the in three tranches:  On June 15, 2010 debt in the amount of $26,334 converted into 9,100,000 shares issued between September 13 and October 19, 2010; on August 15, 2010 debt in the amount of $31,333; and on October 15, 2010 debt in the amount of $31,333 will also be converted into an undisclosed amount of Company shares.

Effective September 22, 2010, the Company secured a temporary injunction to prevent the trading of 1,565,000 additional shares of its common stock issued in order to satisfy notes payable owed to a related party.  This discrepancy was uncovered during our March 31, 2010 annual audit prior to finalizing the purchase agreement for said notes by a third party.

We currently have a working capital shortage and must continue to seek and secure significant capital from outside funding sources as our cash flow from operations is insufficient to sustain operations.  No assurances can be given that we will be successful in obtaining such needed capital.  Our inability to promptly secure needed capital will materially adversely affect the Company and its operations, as we believe our current cash position and anticipated receipt of revenues will enable us to sustain current operations for up to approximately one month from the date of this filing.

Results of Operations

Six months ended September 30, 2010 compared to the six months ended September 30, 2009

Revenues:   Revenues from operations for the six months ended September 30, 2010 of $469 reflected a decrease of $2,131 from the six months ended September 30, 2009 revenues of $2,500, as the Company discontinued selling equipment and providing consulting services primarily for base stations.  We had minimal revenues in both quarters as we had largely ceased marketing our products and services.

Operating Expenses:  Operating expenses reflected a decrease of $12,140 when comparing $93,422 for the six months ended September 30, 2010, with $98,825 for the six months ended September 30, 2009, as a result of a decrease in marketing and investor relations costs.

Net Loss:   The Company's net loss was approximately$103,273 for the six months ended September 30, 2010, as compared to a net loss of approximately $115,881 for the six months ended September 30, 2009.

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

We were in a working capital shortage at the fiscal year end of March 31, 2010 and at September 30, 2010, and cash flow from operations is insufficient to sustain our operations as of the date of this filing.   As of the date of this filing, the Company still requires additional financing to sustain operations until a new source of potential revenue can be located.  No assurances are given that we will be successful in obtaining additional needed capital.  Our inability to secure such additional capital will materially adversely affect the Company and its operations.  We believe our current cash position after funding and anticipated receipt of revenues will enable us to sustain current operations for up to approximately one month.

At September 30, 2010, we had stockholders' deficit of $1,232,810 total assets of $69,917 and total current liabilities of $1,302,727.  For the six months ended September 30, 2010, we have recognized net loss of $103,273 and for the six months ended September 30, 2010 we used cash for operations in the amount of $76,454.  Our operations and acquisitions have been funded by accredited investors and by loans from our management.  These funds have been used for current working capital covering costs for general and administrative expenses, and corporate legal fees.

In the event we are unable to raise additional sufficient capital within the near future, such event will significantly restrict and possibly cause us to cease our operations and new objectives which could have a substantially adverse effect on the Company and its shareholders.

Critical Accounting Policies and Estimates

Note 4 of the Notes to the Condensed financial statements, includes a summary of the significant accounting policies and methods used in the preparation of our Condensed financial statements.  We considered the following accounting policies and methods most relevant to our financial position and results of operations either because of the significance of the financial statement item or because they require the exercise of significant judgment or the use of estimates.  In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

ITEM 3.  CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls and policies regarding the financial statement reporting process since the Company's last quarterly report to this quarterly report that would inhibit a reasonable person’s ability to make an informed decision about investing into the shares of the Company.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated can only provide reasonable assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives.  The Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable level of assurance.

PART II

OTHER INFORMATION

ITEM 1.  RISK FACTORS.

There have been no material changes to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 2.  OTHER INFORMATION.

During the quarter ended September 31, 2009, the Company entered into a promissory note in favor of Fusion Capital Investment Corporation in the principal amount of $26,063.  These proceeds were used by the Company for working capital.  The notes are due on demand and do not bear interest.

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

10.24	Convertible Promissory Note dated December 23, 2009 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $1,345.92.

10.25	Convertible Promissory Note dated November 30, 2009 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $1,365.

10.26	Convertible Promissory Note dated May 23, 2009 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $40,500.

10.27	Convertible Promissory Note dated November 30, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $6,569.06

10.28	Convertible Promissory Note dated August 8, 2009 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $100.

10.29	Convertible Promissory Note dated July 17, 2008 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount $23,050.

10.30	Convertible Promissory Note dated February 27, 2009 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $18,450.

10.31	Convertible Promissory Note dated October 30, 2009 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $2,600.

10.32	Convertible Promissory Note dated August 6, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $8,500.

10.33	Convertible Promissory Note dated February 8, 2008 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $10,000.

10.34	Convertible Promissory Note dated November 25, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $1,784.80.

10.35	Convertible Promissory Note dated June 23, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command Inc. in the principal amount of $5,787,66.

10.36	Convertible Promissory Note dated June 30, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command Inc. in the principal amount of $8,000.

10.37	Convertible Promissory Note dated August 27, 2009 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $2,400.

10.38	Convertible Promissory Note dated August 6, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount $8,500.

10.39	Convertible Promissory Note dated September 30, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $1,365.95.

10.40	Convertible Promissory Note dated March 31, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $18,961.

10.41	Convertible Promissory Note dated June 5, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $14,113.

10.42	Convertible Promissory Note dated July 31, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $37,200.

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer

32	Section 1350 Certification

(b)	Reports on Form 8-K:

5.02

On June 30, 2010, Lester Hahn, sole director, President and CEO of CX2 Technologies, Inc. (the “ Company ” ), resigned from all positions held with the Company, including resigning from Board service.  There were no disagreements as defined 17 CFR 240.3b-7, between the Registrant and Mr. Hahn’ s resignation from the Board.

Also effective, June 30, 2010, the Company appointed Raimundo Dias as sole Director, President and CEO to replace Mr. Hahn.   Mr. Dias will serve as a director until his successor has been elected at the next annual meeting of the Registrant ’ s shareholders or until his earlier resignation, removal, or death, and Mr. Dias has not been appointed to any committees of the Board as the Board does not presently have any committees.

Raimundo Dias, age 39, has over 16 years of experience in the financial markets.  He is also the President of Fusion Capital Investments Corporation, a private company specializing in business development and in 1993 an Associate ’ s Degree in Business Management from a prestigious Catholic University where he has also elected to the board; Organization of Latin American Studies (OLAS).

Mr. Dias does not have any employment agreement or other compensatory agreement in place with the Company, and is not presently being compensated for his service as an officer and director of the Company.

5.07

On August 14, 2010, holder of the majority of the voting power of the outstanding stock of CX2 Technologies, Inc. (the “ Company ” ) voted in favor of changing the Company ’ s name to “ Green Equity Holdings, Inc. ” (the “ Name Change ” ).  The name change has been made affective on or about August 16, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 22, 2010	Green Equity Holdings, Inc.
(Registrant)

By: /s/ Raimundo Dias
Raimundo Dias, Chief Executive Officer, Principal Executive,
Financial and Accounting Officer