Form 10-Q
period 2010-12-31
GREEN EQUITY HOLDINGS, INC.
filed 2011-02-22
CIK 1384929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission File Number 0-52396

GREEN EQUITY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2889663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 W. Newport Center Drive, Suite 105 Deerfield Beach, FL 33442
(Address of principal executive offices)

(954)573-1709
Registrant's telephone number

___________________________________________________________
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
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]        Accelerated filer [   ]        Non-accelerated filer [   ]        Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

As of December 31, 2010, there were 59,072,210 shares of the registrant's common stock outstanding.

GREEN EQUITY HOLDINGS, INC.
INDEX

GREEN EQUITY HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and Cash Equivalents	$2,256	$-
Accounts receivable	-	-
Notes receivable-related party	-	1,245
Prepaid expenses	-	5,000

TOTAL CURRENT ASSETS	2,256	6,245

Property & Equipment,	84,738	90,860
Property & Equipment, net	84,738	90,860

Other Assets	24,250
TOTAL ASSETS	$111,244	$97,105

CURRENT LIABILITIES

Accounts payable and accrued interest	$455,753	$683,696
Notes payable - related party	389,861	391,106
Notes Payable – Other	434,660	210,941

TOTAL LIABILITIES	1,280,274	1,285,743

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none are issued and outstanding.	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 59,072,210 and 27,483,210 shares issued and outstanding at December 31, 2010; and March 31, 2010, respectively.	56,733	27,483
Additional paid-in capital	8,634,990	8,334,664
Accumulated deficit	(9,860,753)	(9,550,785)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,169,030)	(1,188,638)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$111,244	$97,105

See accompanying notes to the condensed unaudited financial statements

GREEN EQUITY HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

REVENUES	$-	$-	$-	$-
Cost of sales	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative	162,380	21,101	385,874	93,779
Depreciation and amortization	13,323	13,073	41,122	39,218

TOTAL OPERATING EXPENSES	175,703	34,174	426,996	132,998

NET LOSS FROM OPERATIONS	(175,703)	(34,174)	(426,996)	(132,998)

OTHER EXPENSE
Interest expense	(5,160)	-	(15,480)	-
Other income	-	1,211	469	3,711
TOTAL OTHER EXPENSES	(5,160)	1,211	(15,011)	3,711

NET LOSS	$(180,863)	$(32,963)	$(442,007)	$(129,287)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANIDING-BASIC AND DILUTED	3,104,250	23,533,100	7,040,976	23,057,210

LOSS PER COMMON SHARES-BASIC AND DILUTED	$(0.06)	$(0.001)	$(0.06)	$(0.006)

See accompanying notes to the condensed unaudited financial statements.

GREEN EQUITY HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Indirect Method

		For the Nine Months Ended
		December 31,
		2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss		$(442,007)	$(129,287)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		41,872	39,219
Common shares issued for services		342,428	-
Changes in assets and liabilities:
Increase in accounts receivable		-	(2,500)
Decline in accounts payable		(11,813)	17,924
Increase in accrued expenses		20,280
Other assets		(25,000)	-
Change in Sales tax payable		(354)	-
Net Cash (Used) in Operating Activities		(74,594)	(74,644)

CASH FLOW FROM INVESTING ACTIVITIES:
Advance to purchase fixed asssets		(35,000)
Net Cash Used in Investing Activities		$(35,000)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Bank overdraft		-	36
Repayments to Empire, LP		(23,303)	-
Decrease is notes payable – Other		(10,000)
Increase in notes payable to Empire, LP		20,000	-
Proceeds from notes payable – OTC Capital, LLC		39,800	-

Proceed from notes payable – FCI, Corp.		30,253	-
Proceed from notes payable – others		-	74,416
Proceeds from sale of common stock		55,100
Net Cash and\or shares (Used) in Financing Activities		$111,850	$74,452
Cash and cash equivalents at beginning of period			(192)
Change in Cash Flow			192
Cash and cash equivalents at end of period		2,256	$-

Supplemental Disclosure of (a) Non-Cash for Operations
(b) Investing Activities and (c) Financing Activities:
Notes payable to Empire in exchange to GEO Commnand notes		$208,500
Value of services for 2,500,000 shares at $0.04 less n\p	a	$97,500
Common stock issued upon conversion of Notes Payable to Empire, LP		$2,500
Common stock issued upon conversion of Notes Payable to OTC Capital Partners, LLC		$7,500
Value of services for 1,500,000 shares at $0.04 less n\p	c	$58,500
Value of 2,000,000 shares sold at $0.0181 from n\p	c	$36,200
Value of services for 100,000 $0.03 less n\p	c	$2,000
Value of services for 2,500,000 shares at $0.04 less n\p	c	$97,500
Value of services for 500,000 shares at $0.03 less n\p	c	$14,500

See accompanying notes to the condensed unaudited financial statements.

GREEN EQUITY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Nine Months Ended December 31, 2010

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

On June 30, 2010, Lester Hahn, sole director, President and CEO of CX2 Technologies, Inc. (the “Company”) resigned from the positions held with the Company including resignation as a member of the Board service. There was no disagreement as defined in 17 CFR 240.3b -7- between the Registrant and Mr. Hahn’s resignation from the Board of Directors

Effective June 30, 2010, the Company appointed Raimundo Dias as sole Director, President and CEO to replace Mr. Hahn. Mr. Dias will serve as a director until his successor has been elected at the next annual meeting of the Registrant's shareholders or until his earlier resignation, removal, or death.

Effective October 8, 2010, the Company entered into a definitive agreement with Evolution Fuels, Inc. to be a 50% member in their fully owned bio diesel plant in Durant in Oklahoma for $125,000. According to the letter of intent, the Company has invested $25,000 thus far with the balance to be paid upon closing November 8, 2010. The Company also agreed to assist in financing capital improvements to the Durant Plant totaling 1,375,000 beginning January 2011.

Finally, effective November 3, 2010, by resolution of the board, the Company authorized the cancellation and return to treasury 4,525,750 shares of common stock

GREEN EQUITY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Nine Months Ended December 31, 2010

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements of Green Equity Holdings, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's March 31, 2010 Annual Report as filed on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period then ended December 31, 2010, have been included. The results of operations for interim periods are not necessarily indicative of the results for a full year.

NOTE 3 – GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $442,007and a negative cash flow from operations of $49,594 during the ninemonths ended December 31, 2010, along with a working capital deficiency of $187,098 and a stockholder's deficiency of $1,69,029. These conditions raised substantial doubt about the Company's ability to continue as a going concern. The Company had recurring losses from its operations that began in 2002 and the annual revenues were not sufficient enough to cover the Company's incurred expenses and its obligations as they became due.

NOTE 4 – RE-ORGANIZATION COSTS

The Company re-allocated prepaid expenses in the amount of $5,000 to Re-Organization Costs that were attributable to the acquisition. These reorganization costs are being amortized over a 60 month period. Amortization expense for the nine and three months ended December 31, 2010 was $750 and $250, respectively.

GREEN EQUITY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Nine Months Ended December 31, 2010

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

Net Loss Per Share

The Company computed basic and diluted loss per share amounts for December 31, 2010 pursuant to the ASC topic 260, “Earnings per Share.” Basic EPS is calculated as net income or loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents. As of December 31, 2010 there were no common stock equivalents outstanding.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

GREEN EQUITY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Nine Months Ended December 31, 2010

NOTE 5 – NOTES PAYABLE

Debt due as of December 31, 2010 consists of the following:

Unsecured notes payable to Biz.com are interest bearing and have no payment terms.	389,861
Unsecured notes payable to Empire, LP are non-interest bearing and due on demand.	303,280
Unsecured notes payable to Michael Rand are interest bearing and have no payment terms.	32,189
Unsecured notes payable to OTC Capital LLC are non-interest bearing and due on demand.	66,394
Unsecured notes payable to FCI Corp. are non-interest bearing and due on demand.	32,798

Sub-total of long term notes payable	824,522
Less: Current portion of long term notes payable	824,522
Total	-

NOTE 6 – STOCKHOLDERS' EQUITY

Common Stock

As of July 1, 2010, the Company has increased its authorization to issue common stock in the amount of 500,000,000 shares; having a par value of $.0001 per share. There were 59,072,210and 27,483,210 shares issued and outstanding as of December 31, 2010, and March 31, 2010, respectively.

Preferred Stock

As of July 1, 2010, the Company has increased its authorization to issue preferred shares Series A and B in the amount 50,000,000 shares; having a par value $0.0001. None are issued and outstanding.

Private Placement of Common Stock

As of December 31, 2010, there were no private placements for common stocks being offered through private placement memorandums.

GREEN EQUITY HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
For the Nine Months Ended December 31, 2010

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

In November of 2010, the Company entered into a 60-month operating lease for 8,400 square feet of warehouse and office space located at 3305 Anvil Place in Raleigh, NC beginning November 1, 2010 and ending November 30, 2015 for rent in the amount of $4,800 per month, exclusive of recurring utility expenses.

NOTE 8 – RELATED PARTY TRANSACTIONS

Until released legally, the previous Company known as CX2 Technologies, Inc. was party to a number of agreements with Biz-com USA, Inc. ("Biz-com") a former major stockholder of the Company. The previous Company had non-exclusive access to 500 million minutes of airtime in the 220 MHz frequency band as a result of its Airtime Agreement with Biz-com which was entered into in March 2006. In addition, the Company had another non-exclusive license agreement (known as “the “License Agreement”) with Biz-com which provided for rights to use certain wireless digital data intellectual property, including rights to further develop the existing technology and/or new technology of which new would be owned by the Company. The Company also had certain ancillary obligations to Biz-com including lease hold payments on behalf of Biz-com so long as the License Agreement was in full force and effect. In 2008, Biz-com ceased operations and lost ownership of its FCC licenses thereby breaching its obligations under the License Agreement. Accordingly, the new Company believes that all agreements with and obligations to Biz-com related to the License are null and void and that the Company is released from any obligation to Biz-com and/or having any successor-in-interest in any of our new developments.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a general discussion and analysis of our financial condition and results of operations for the six month ended December 31, 2010 that could have a significant effect on reporting financial statements in the future.

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

Effective June 28, 2010, the intellectual property CX2 technology, Inc. which had the rights to resell licensed airtime supplied by EPS Wireless Services transmitted from the Sears Tower in Chicago, IL, were claimed by Stillwater Funding which caused an action to be filed for a writ for garnishment of wages against Biz-Com and the Company. A default judgment with respect thereto was entered against Biz-Com and the Company. The Company is currently negotiating with Still Funding with respect to its claim against assets of Biz-Com, including 5,000,000 shares of the Company which was supposed to have been issued to Biz-Com in connection with the referenced transaction.

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

Effective September 21, 2010, the Company entered into a debt-conversion agreement with OTC Capital Partners, LLC an accredited investment firm. The Company and OTC Capital Partners, LLC negotiated the assignment and discount of Michael Rand’s notes payable balance in the amount of $92,261 for value to OTC Capital Partners, LLC. OTC Capital Partners, LLC agreed to purchase in three tranches:

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

Results of Operations

Nine months ended December 31, 2010 compared to the nine months ended December 31, 2009

Revenues: Revenues from operations for the nine months ended December 31, 2010 of $469 reflected a decrease of $3,242 from the nine months ended December 31, 2009 revenues of $3,711, as the Company discontinued selling equipment and providing consulting services primarily for base stations. We had minimal revenues in both quarters as we had largely ceased marketing of our products and services.

Operating Expenses: Operating expenses reflected an increase of $309,009 when comparing $442,007 for the nine months ended December 31, 2010, with $132,998 for the nine months ended December 31, 2009, as a result of an increase in costs for corporate legal work and accelerated depreciation.

Net Loss: The Company's net loss was approximately $442,007 for the nine months ended December 31, 2010, as compared to a net loss of approximately $129,287 for the nine months ended December 31, 2009.

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

We were in a working capital shortage at the fiscal year end of March 31, 2010 and at December 31, 2010, and cash flow from operations is insufficient to sustain our operations as of the date of this filing. As of the date of this filing, the Company still requires additional financing to sustain operations until new sources of financing are invested and revenues are earned. No assurances are given that we will be successful in obtaining the additional capital needed. Our inability to secure such additional financing will materially and adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will enable us to sustain current operations for up to approximately another three month quarter.

At December 31, 2010, we had stockholders' deficit of $1,169,030 total assets of $111,244 and total current liabilities of $1,280,274 For the nine months ended December 31, 2010, we have recognized net loss of $472,506 and for the nine months ended December 31, 2010 we used cash for operations in the amount of $49,594. Our operations and acquisitions have been funded by accredited investors and by loans from our management. These funds have been used for current working capital covering costs for general and administrative expenses, and corporate legal fees.

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

ITEM 3 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The management maintains disclosure of controls and procedures to our investors that are required to be in accordance with the disclosure rules promulgated by the Securities and Exchange Act of 1934. Such rules that govern the process of recording and reporting any such information considered news about our company controls and procedures having an impact to our investors have been made in the past and intend to be disclosed by management in a timely manner so our investors can make informed decisions regarding their investment in our company.

As of December 31, 2010, there have been no changes in our controls and procedures; internal efficiencies; supervision including our chief executive and principal financial officer requiring disclosure.

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

ITEM 1- Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

ITEM 2 Other Information.

During the quarter ended September 30, 2010, the Company entered into a promissory note in favor of Fusion Capital Investment Corporation in the principal amount of $30,253. These proceeds were used by the Company for working capital. The notes are due on demand and do not bear interest.

During the Quarter ended December 31, 2010, the Company entered into an additional promissory note in favor of Fusion Capital Investment Corporation in the principal amount of $2,544 totaling $32,798. All proceeds were used by the Company for working capital. These notes are due on demand and do not bear interest.

ITEM 3 Exhibits and Reports on Form 8-K.

(a)              Exhibits:

10.24	Convertible Promissory Note dated December 23, 2009 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $1,345.92.

10.25	Convertible Promissory Note dated November 30, 2009 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $1,365.

10.26	Convertible Promissory Note dated May 23, 2008 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $40,500.

10.27	Convertible Promissory Note dated November 30, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $6,569.06

10.28	Convertible Promissory Note dated August 13, 2009 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $100.

10.29	Convertible Promissory Note dated July 17, 2008 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount $23,050.

10.30	Convertible Promissory Note dated February 27, 2009 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $18,450.

10.31	Convertible Promissory Note dated October 30, 2008 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $2,600.

10.32	Convertible Promissory Note dated August 6, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $8,500.

10.33	Convertible Promissory Note dated February 8, 2008 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $10,200.

10.34	Convertible Promissory Note dated November 25, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $1,784.80.

10.35	Convertible Promissory Note dated June 30, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command Inc. in the principal amount of $8,000.

6

10.36	Convertible Promissory Note dated August 27, 2009 issued by CX2 Technologies, Inc. in favor of Michael Rand in the principal amount of $2,400.

10.37	Convertible Promissory Note dated August 6, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount $8,500.

10.38	Convertible Promissory Note dated September 30, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $1,365.95.

10.39	Convertible Promissory Note dated March 31, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $18,961.

10.40	Convertible Promissory Note dated June 5, 2008 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $14,113.

10.41	Convertible Promissory Note dated July 31, 2009 issued by CX2 Technologies, Inc. in favor of GEO Command, Inc. in the principal amount of $37,200.

10.42	Promissory Note dated September 1, 2010 issued by Green Equity Holdings, Inc. in favor of OTC Capital Partnership, LLC in the principal amount of $39,800.

10.43	Promissory Note dated October 7, 2010 issued by Green Equity Holdings, Inc. in favor of Empire Limited Partnership, Corp. in the principal amount of $20,000.

10.44	Promissory Note dated December 1, 2010 issued by Green Equity Holdings, Inc. in favor of Fusion Capital Investments, Corp. in the principal amount of $32,797.60.

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer

32	Section 1350 Certification

(b)              Reports on Form 8-K:

5.02

On June 30, 2010, Lester Hahn, sole director, President and CEO of CX2 Technologies, Inc. (the “ Company ” ), resigned from all positions held with the Company, including resigning from Board service. There were no disagreements as defined 17 CFR 240.3b-7, between the Registrant and Mr. Hahn ’ s resignation from the Board.

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

Raimundo Dias, age 39, has over 16 years of experience in the financial markets. He is the President of Fusion Capital Investments Corporation, a private company specializing in business development. Mr. Dias received in 1995 a Bachelor’s Degree in Business Management and Marketing from St. Johns University where he has also elected to the board Organization of Latin American Studies (OLAS).

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

/s/ Raimundo Dias
Raimundo Dias, CEO

/s/ Monte C. Waldman
Monte C. Waldman, C.P.A., P.A.

Date: February 20 , 2011