Form 10-K
period 2011-03-31
GREEN EQUITY HOLDINGS, INC.
filed 2012-02-10
CIK 1384929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended March 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______to _______

Commission File Number 0-52396

Green Equity Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-2889663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 W. Newport Center Drive, Suite 105 Deerfield Beach, FL 33442
(Address of principal executive offices)

(954) 573-1709
Registrant's telephone number

CX2 Technologies Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ x ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [   ] No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Smaller reporting company [ x ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ x ]

The issuer’s revenues for its most recent fiscal year were none.

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of March 31, 2011 (based on the closing price of the registrant’s common stock on the OTCBB on March 31, 2011) was approximately worth $230,533.

There were 75,222,210 outstanding shares of Common Stock as of March 31, 2011.

GREEN EQUITY HOLDINGS, INC.
(Formerly CX2 Technologies, Inc.)
INDEX

PART I

ITEM 1:  BUSINESS

Historical Overview

CX2 Technologies, Inc. (the “Company” or “CX2”) (formerly Brook-view Institute, Inc.) was incorporated on May 21, 2002 in Nevada. It was formed to develop and engage in operations and management of digital wireless data communications services of 220 MHz digital wireless data communications.

As of March 31, 2010, the Company has technically discontinued operations in the emergency telemetry software-mapping and design business due to changes in the technology and marketability for its CX2 Technologies, Inc. branded devices and its intellectual properties, but will try and continue competing in this industry partnering with its related affiliate known as Geo Command. Since March 31, 2010, the Company has entered into a definitive stock purchase agreement and established a selling price for the remaining control of [50%] the Company’s treasury stock and its financial affairs that was unavailable to the general public in the open market.

On November 16, 2005, the Company changed its name to CX2 Technologies, Inc. On May 10, 2006, the Company commenced its business operations in the State of Florida. Effective July 1, 2010, there was a change of control of the Company business objective was refocused on the energy industry. Effective August 16, 2010, the Company changed its name to Green Equity Holdings, Inc.

Subsequent to the name change, the Company has accomplished entering into the high growth energy industry by entering into the following letters of intent:

Effective September 2010, pursuant to its new strategy the company entered into a letter of intent to enter into a joint venture with Strategic Energy Supplies Corporation (“SESC”) to build and operate not less than three (3) grease trap plants within the next twelve months. Currently, SESC is in the process of establishing its first plant for operations in Raleigh, North Carolina.

Effective October 8, 2010, the Company entered into a definitive agreement with Evolution Fuels, Inc. to be a 50% member in their fully owned bio diesel plant in Durant, Oklahoma for $125,000. According to the letter of agreement, the Company has invested $35,000 thus far with the balance to be paid upon closing. The Company also agreed to assist in financing capital improvements to the Durant Plant totaling $1,375,000 beginning January 2011.

Effective March 30, 2011, the Company has entered into a formal letter of intent with Remington Energy of Houston, Texas for the purchase of two oil and gas properties valued in excess of $2,000,000 located in Nueces County, Texas. The terms of the agreement provide for the purchase of two oil and gas leases:

(1) Oil, Gas and Mineral Lease consisting of 250 acres known as the Wilson Lease since January of 1934 proclaimed to S.F. Hurlbut as recorded in Volume 15, Page 608 of the Oil and Gas Lease Records of Nueces County, Texas; and

(2) Oil, Gas and Mineral Lease consisting of 5 acres along the Nueces River that is part of a Gas Pooling Unit since September 1966. The tract is part of 80 acres dated December 1950 conveyed from the State of Texas to F. William Carr as recorded in Volume 116, Page 100 of the Oil and Gas Lease Records of Nueces County, Texas.

The terms include all producing and non-producing and shut-in oil and gas wells located on the leases, together with mineral leaseholds and interests in contracts, pipelines, right-of-ways or easements created by such leases, and all material, fixtures such as personal property and equipment associated with such Wells. The Wilson Lease has one well which produces approximately 3,000 mcf of natural gas per month.

The Company agreed to acquire the Wilson Lease for a price of $2,000,000 and assumption of various debts associated with the Lease as consideration for the purchase, the Company will issue a combination of capital stock, promissory notes and cash. The price will be adjusted if both parties agree subject to revisions based on a satisfactory reserve report.

Effective March 29, 2011, the Company entered into the sale and assignment of liabilities for certain assets known as the CX2 Technologies, Inc. segment. The assets and liabilities disposed of consist of approximately $49,738 of assets and $845,613 of liabilities in consideration of

1,500,000 shares of common stock issued by the Company having a value of approximately $15,000. The company realized approximately $399.288 income from the sale of its discontinued operations.

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

Risk Factors

You should consider the following discussion of risks as well as other information regarding our common stock. The risks and uncertainties described below are not the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. The Company Has Historically Lost Money and Expects Its Losses Will Continue In The Future.

Since inception, Green Equity Holdings has incurred operating losses. For the fiscal year ended March 31, 2011, the Company’s net loss from operations was $567,353. The Company expects that it will incur operating losses for the anticipated future. No assurances can be given that the Company will be successful in reaching or maintaining profitable operations. Accordingly, the Company may experience liquidity and cash flow problems. If the Company’s losses continue, its ability to operate may be severely impacted. The ongoing recession has affected the Company adversely by increasing the difficulty of selling product and services to potential customers who have decreased their overall capital expenses.

The Company’s Auditors Have Expressed Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The Company’s ability to continue as a going concern is an issue raised as a result of the Company’s $567,353 net loss from operations in the fiscal year ended March 31, 2011, marginal working capital and accumulated deficit. The Company continues to experience net operating losses. The Company’s ability to continue in existence is dependent on its ability to generate a profit and obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities, increasing sales or obtaining loans where possible. The going concern increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

The Company Does Not Have Sufficient Capital For Operations, And A Failure to Obtain Additional Financing Will Preclude Its Ability To Stay In Business And Become Profitable

The Company will require additional capital, does not have customers to generate the cash flow needed to pay its general and administrative expenses of approximately $50,000 a month, and will need to have a significant number of customers before it will breakeven.

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

  That are not traded on a “recognized” national exchange;

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

ITEM 2: PROPERTIES

The Company’s principal executive offices are located at 1015 W. Newport Center Drive, Suite 105 Deerfield Beach, FL 33442 where the Company leases approximately 500 square feet of office space. The Company’s monthly payment is paid as part of the payments for legal services with the Jean-Pierre Law Office that expires in December 2011.

In November of 2010, the Company entered into a 60-month operating lease for 8,400 square feet of warehouse and office space located at 3305 Anvil Place in Raleigh, NC beginning November 1, 2010 and ending November 30, 2015 for rent in the amount of $4,800 per month, exclusive of recurring utility expenses. This lease commitment was included in the transfer of assets and liabilities associated with discontinued operations.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to and none of our property is subject to any material pending or threatened legal, governmental, administrative or judicial proceedings.

ITEM 4: REMOVED AND RESERVED

Effective March 30, 2011, a signed release with Empire, LP legally relinquishes the Company from approximately $208,500 worth of accumulated debts issued in the form of convertible promissory notes for contractual services with GEO Command, Inc.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this Annual

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Articles of Incorporation provide that the Company has the authority to issue 1,450,000,000 shares of capital stock, which are currently divided into two classes as follows: 950,000,000 shares of common stock, par value of $0.0001 per share; and 50,000,000 shares of preferred stock, par value of $0.0001 per share. As of March 31, 2011, we had 75,222,210 outstanding shares of Common Stock and no outstanding shares of Preferred Stock.

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

Year ended March 31, 2011	High	Low
First quarter	$0.028	$.0028
Second quarter	$0.03	$0.03
Third quarter	$0.07	$0.05
Fourth quarter	$0.01	$.0060

The Company has never paid any cash dividends on its stock and does not plan to pay any cash dividends in the foreseeable future. As of March 31, 2011, we had approximately 500 shareholders of record, exclusive of shares held in street name.

Equity Compensation Plans

The Company does not have any equity compensation plans in place as of the date of this report, and had no options, warrants or other convertible securities outstanding as of that date.

ITEM 6: SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a general discussion and analysis of our financial condition and results of operations for the twelve months ended March 31, 2011 that could have a significant effect on reporting financial statements in the future.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under "Risk Factors" in Item 1A of Part II below and in the "Risk Factors" section of our Form 10-K for the fiscal year ended March 31, 2011 that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Effective August 16 th, 2010, the Company changed its name to Green Equity Holdings, Inc. (the “Name Change”). Concurrently with the name change, the Company we changed our focus to investing in high growth businesses offering novel solutions to global energy, natural resources, and environmental challenges.

Pursuant to the new strategy, the company entered into agreements substantiated by letters of intent with Strategic Energy Supplies Corporation (“SESC”) to build and operate not less than three grease trap plants within the next twelve months; Evolution Resources & Fuels to partner in the storage and distribution of bio fuels and restore an existing facility to increase its capacity; and Remington Energy to purchase and acquire approximately 255 acres or proven producing and undeveloped oil and gas leases. The Company is also actively seeking other potential partners or acquisition candidates in the alternative energy business.

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

Effective March 29, 2011, the Company sold and assigned the liabilities of this discontinued operation to CX2 Technologies, Inc. The Company is pursuing negotiation with Still Water Asset Funding with respect to its claim against assets of Biz-Com, including 5,000,000 shares of the Company which was originally issued to Biz-Com in connection with the referenced transaction.

Effective September 21, 2010, the Company entered into a debt-conversion agreement with Empire LP, an investment firm. The Company and Empire LP negotiated the assignment of GEO Command’s accounts payable balance in the amount of $208,500; and notes payable balance in the amount of $104,685 for value to Empire, LP in lieu of an undisclosed amount in consideration for a consulting fee paid to GEO Command in the amount of $20,935. There has been no paid-in-capital, nor gain or loss recognized by the Company in association with the assignment. As of March 29, 2011, the $208,500 worth of convertible promissory notes has been released.

Effective September 21, 2010, the Company entered into a debt-conversion agreement with OTC Capital Partners, LLC an accredited investment firm. The Company and OTC Capital Partners, LLC negotiated the assignment and discount of Michael Rand’s notes payable balance in the amount of $92,261 for value to OTC Capital Partners, LLC. OTC Capital Partners, LLC agreed to purchase in three tranches: On June 15, 2010 debt in the amount of $26,334 converted into 9,100,000 shares issued between September 13 and October 19, 2010; on August 15, 2010 debt in the amount of $31,333; and on October 15, 2010 debt in the amount of $31,333 will also be converted into an undisclosed amount of Company shares. As of March 24, 2011, payment for the assignment of Mr. Rand’s convertible promissory notes has been satisfied in full.

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

Results of Operations

Twelve months ended March 31, 2011 compared to the twelve months ended March 31, 2010

Revenues: Revenues from operations for the twelve months ended March 31, 2011 of $0 reflected a decrease of $3,711 for the twelve months ended March 31, 2010 revenues of $3,711, as the Company discontinued selling equipment and providing consulting services primarily for base stations. We had minimal revenues in both quarters as we had largely ceased marketing of our products and services.

Operating Expenses: Operating expenses reflected an decrease of $4,168 when comparing $190,592 for the twelve months ended March 31, 2011, with $194,760 for the twelve months ended March 31, 2010,reflecting credit adjustments for prior period expenses.

Net Loss: The Company's net loss from operations was $567,353 for the twelve months ended March 31, 2011, as compared to a net loss of $210,605 for the twelve months ended March 31, 2010.

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

We were in a working capital shortage at the fiscal year end of March 31, 2010 and at March 31, 2011, and cash flow from operations is insufficient to sustain our operations as of the date of this filing. As of the date of this filing, the Company still requires additional financing to sustain operations until new sources of financing are invested and revenues are earned. No assurances are given that we will be successful in obtaining the additional capital needed. Our inability to secure such additional financing will materially and adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will enable us to sustain current operations for up to approximately another three month quarter.

At March 31, 2011, we had stockholders' deficit of $690,672 total assets of $4,533 and total current liabilities of $695,205. For the twelve months ended March 31, 2011, we have recognized a net loss from operations in the amount of $567,353. Net income from discontinued operations was $399,288 resulting in Net Pre-Tax Loss of $168,065 for the twelve months ended March 31, 2011. This Loss excludes a charge to Retained Earnings of $161,490 for Prior Period adjustments due to retirement of Common Stock. Our operations and acquisitions have been funded by accredited investors and by loans from our management. These funds have been used for current working capital covering costs for general and administrative expenses, and corporate legal fees.

Critical Accounting Policies and Estimates

Note 6 of the Notes to the Condensed financial statements, includes a summary of the significant accounting policies and methods used in the preparation of our Condensed financial statements. We considered the following accounting policies and methods most relevant to our financial position and results of operations either because of the significance of the financial statement item or because they require the exercise of significant judgment or the use of estimates. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Since August 1, 2008, the Board of Directors of the Company approved the engagement of Jewett, Schwartz, Wolfe & Associates to serve as the Company’s independent registered public accounting firm for the Company’s fiscal year ended March 31, 2010. As a result of internal changes at Jewett, Swartz Wolfe & Associates, the Company has engaged Labrozzi & Company as the Company’s principal independent accountants for the fiscal year ending March 31, 2011.

ITEM 9A CONTROLS AND PROCEDURES.

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

As of March 31, 2011, there have been no changes in our controls and procedures; internal efficiencies; supervision including our chief executive and principal financial officer requiring disclosure.

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

ITEM 9B: OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2011 that have not been already disclosed on a Form 8-K filed with the SEC.

During the year then ended March 31, 2011, the Company entered into promissory notes in favor of Fusion Capital Investment Corporation. The principal amounts as of March 31, 2011 total $32,948. These proceeds were used by the Company for working capital. The notes are due on demand and do not bear interest.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth as of the date hereof, except as otherwise noted, the names, ages and positions held with respect to each director, executive officer, and significant employee expected to make a significant contribution to the Company:

Name	Age	Position	Term	Period
Michael Rand	48	President, CEO, Secretary, Treasurer, Director	1 year	February 2008– July 6, 2010
Lester Hahn	70	President, CEO, Secretary, Treasurer, Director	3 month	March 2010– June 30, 2010
Raimundo Dias	40	President, CEO, Secretary, Treasurer, Director	10 month	July 2010– April 19, 2011
Jesse Ozbolt David Eliff	69	President, CEO, Secretary, Director Treasurer	1 year 1 year	April 2011– May 19, 2012 April 2011- May 19, 2012

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to electing directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time and due to its small size does not believe that committees are necessary at this time. As of the date of this filing the Company’s sole director fulfills the duties of an audit committee, and does not qualify as an “audit committee or financial expert.”

No director, officer, affiliate or promoter of the Company has within the past five years filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject of any order, judgment or decree involving the violation of any state or federal securities laws. There is no family relationship between any of our executive officers and directors.

There have been no changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our last fiscal year.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended March 31, 2009, all Reporting Persons complied with all applicable filing requirements

ITEM 11: EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended March 31, 2011 and 2010, certain information regarding the compensation earned by the Company’s named executive officers. No other executive officer received an annual salary and bonus for fiscal year 2011 and 2010 in excess of $100,000 with respect to services rendered by any of such persons to the Company. Where columns have been omitted from the Summary Compensation Table below, it is because no such compensation was paid to the named executive officer during the 2010 or 2011 fiscal years.

Name and Principal Position Held	Fiscal Year	Salary	Bonus	All Other Compensation	Total	Notes
Michael Rand, CEO	4/1/09-2/28/10	$ 25,000	$ -	$ -	$ 25,000
Lester Hahn, CEO	3/1/10-6/30/10	$ 7,500	$ -	$ -	$ 7,500
Raimundo Dias, CEO	7/1/10-4/19/11	-	-	-	-
Jesse Q. Ozbolt, CEO	4/20/11-5/19/12	$ 10,000	$ -	$ -	$ 10,000	Payable with 10 Million Common shares
David N. Eliff, CFO	4/19/11-5/19/12	$ 10,000	$ -	$ -	$ 10,000	Payable with 10 Million Common shares

Employment Agreements

None

Director Compensation

Members of the Board of Directors did not receive any cash or non-cash compensation for their service as Directors during our 2010 and 2009 fiscal years. The Company has no non-employee directors.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide the disclosure required by this item

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth beneficial ownership information as of March 31, 2010: (i) each of the Company’s officers and directors, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, and (iii) all of the Company’s officers and directors as a group. As of March 31, 2011, the Company had 75,222,210 shares of common stock outstanding.

(a) Security ownership of certain beneficial owners:

Title of Class	Name and Address	Amount & Nature of Beneficial Ownership	Percentage of Class
Common shares	Biz.Com U.S.A., Inc. 4550 Hazelton Lane Wellington, FL 33449	5,000,000	6.6%
Common shares	Fusion Capital Investments, Corp. 1015 W. Newport Center Drive Suite 105 2 Deerfield Beach, FL 33442	29,000,000	38.6%
Common Shares	OTC Capital Partners, LLC 175 SW 7th Street, Suite 2011 Miami, FL 33130	2,800,000	4%
	Sub-total	36,800,000	48.9%
Common Shares	Issued & outstanding in the Market	38,422,210	51%
Common Shares	Total Shares	75,222,210	100%

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

Fusion Capital Investment Corp., owned by Mr. Dias has loaned the Company $32,948 during the fiscal years ended March 31, 2010 and 2009. This loan is interest free and is due on demand from the date of issuance.

Using the standards of the NASDAQ Capital Market, which listing standards are not applicable to the Company, the Company’s board has determined that its sole director would not qualify under such standards as an independent director. The Company did not consider any relationship or transaction between itself and Mr. Dias’ company not already disclosed in this report in making this determination.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Jewett, Schwartz, & Associates, CPA’s has served as the Company’s independent auditor from August 1, 2008 through March 31, 2010. Their fees billed to the Company for the past two fiscal years are set forth below:

Description	2010	2009
Audit Fees	$ 7,500	$ 17,254
10K Audit Reports	-	7,500
Audit Related Fees	-	-
10-Q Review Reports	10,500	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$ 18,000	$ 24,254

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report

FINANCIAL STATEMENTS - beginning on page F-1 of this Report:
Labrozzi & Company Independent Auditors’ Report
Balance Sheet at March 31, 2011
Statements of Operations for the Years Ended March 31, 2011 and 2010
Statements of Changes in Shareholders’ Equity/Deficiency for the Years Ended March 31, 2011 and 2010
Statements of Cash Flows for the Year Ended March 31, 2011 and 2010
Notes to Financial Statements

2. EXHIBITS – (except as otherwise indicated, all exhibits were previously filed)

Reports on Form 8-K.

(a)	Exhibits:

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer

32	Section 1350 Certification

(b)	Reports on Form 8-K:

5.06

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

Raimundo Dias, age 40, has over 16 years of experience in the financial markets. He is the President of Fusion Capital Investments Corporation, a private company specializing in business development. Mr. Dias received in 1995 a Bachelor’s Degree in Business Management and Marketing from St. Johns University where he has also elected to the board Organization of Latin American Studies (OLAS).

During the reporting period, Mr. Dias had no employment agreement or other compensatory agreement in place with the Company, and is not presently being compensated for his service as an officer and director of the Company.

5.07

On August 14, 2010, holder of the majority of the voting power of the outstanding stock of CX2 Technologies, Inc. (the “Company”) voted in favor of changing the Company’s name to “Green Equity Holdings, Inc.” (the “Name Change”). The name change has been made effective on or about August 16, 2010.

5.08

On March 29, 2011, Green Equity Holdings, Inc. (the “Company”) entered into a Purchase, Sale and Assignment of Liabilities Agreement (the “Agreement”) with CX2 Technologies, Inc., a Florida corporation (“CX2”) whereby CX2 Technologies, Inc. agreed to acquire the assets of the Company (the “Assets”) in Exhibit A of the Agreement and assume the liabilities related to the assets, all as set forth in Exhibit B of the Agreement in exchange for 1,500,000 shares of common stock in the Company. The Agreement was completed on March 29, 2011. There are no related parties between the Company and CX2 Technologies, Inc.

5.09

On April 20, 2011, the Board of Directors appointed Jesse Q. Ozbolt as President and CEO; and David N.Eliff as CFO to replace Mr. Dias. Mr. Dias will remain as Managing Director until his successor has been elected at the next annual meeting of the Registrant’s shareholders.

Independent Auditor's Report

To the Shareholders:

Green Equity Holdings, Inc.
1015 W. Newport Center, Suite 105
Deerfield Beach, Florida 33442

We have audited the accompanying balance sheet of Green Equity Holdings, Inc. as of March 31, 2011, and the related statements of operations, changes in deficiency in assets, and cash flows for the year then ended. These financial statements are the responsibility of Green Equity Holdings’ management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Equity Holdings, Inc., as of March 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 3, the Company continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Labrozzi & Co., P.A.
Miami, Florida
February 9, 2012

GREEN EQUITY HOLDINGS, INC.
(Formerly known as CX-2 Technologies, Inc.)
Balance Sheets

	March 31,	March 31,
	2011	2010

ASSETS
Cash	$533	$-
Note receivable - related party	-	1,245
Prepaid expenses	-	5,000

Total Current Assets	533	6,245

Non-current assets
Equipment, net of accumulated depreciation	-	90,860
Intangible assets, net of accumulated amortization	4,000	-

Total non-current assets	4,000	90,860

TOTAL ASSETS	$4,533	$97,105

LIABILITIES AND DEFICIENCY IN ASSETS
Accounts payable and accrued expenses	$6,000	$683,673
Bank overdraft	-	19
Derivative liability	15,000	-
Convertible note payable - related party	32,948	96,261
Convertible notes payable	641,257	505,789

Total liabilities	695,205	1,285,742

Deficiency in assets
Preferred stock, $.0001 par value: Series A and B, 50,000,000 shares authorized: none issued and outstanding	-	-
Preferred stock, $.0001 par value: Series C, 50,000,000 shares authorized: none issued and outstanding	-	-
Common stock, $0.0001 par value, 950,000,000 shares authorized: 75,222,210 and 27,483,210 shares issued and outstanding as of March 31, 2011 and March 31, 2010, respectively	7,522	27,483
Additional Paid-In Capital	8,859,167	8,334,665
Accumulated deficit	(9,557,361)	(9,550,785)

Total deficiency in assets	(690,672)	(1,188,637)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$4,533	$97,105

GREEN EQUITY HOLDINGS, INC.
(Formerly known as CX-2 Technologies, Inc.)
Statements of Operations

	March 31,	March 31,
	2011	2010
Revenue	$-	$3,711
Cost of sales	-	-
Gross profit	-	3,711
Expenses
General and Administrative	136,399	144,371
Depreciation and amortization	54,195	50,389
Total Expenses	190,593	194,760
Net loss before other income (expenses):	(190,593)	(191,049)
Other income (expenses):
Other income - cancellation of debt	208,969	-
Write off of investment-Evolution Fuels	(35,000)	-
Loss on common stock transaction	(26,100)	-
Loss on conversion of notes payable	(509,150)	-
Interest expense	(15,480)	(19,556)
Total other income (expenses)	(376,761)	(19,556)
Net loss before provision for income taxes	(567,354)	(210,605)
Provision for income taxes	-	-
Net loss before discontinued operations	(567,354)	(210,605)
Discontinued operations
Gain on sale of discontinued operations	399,288	-
Net loss	$(168,066)	$(210,605)
Basic and Diluted Profit per Share	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Number of Shares Outstanding	56,166,398	23,208,475

GREEN EQUITY HOLDINGS, INC.
(Formerly known as CX-2 Technologies, Inc.)
Statements of Cash Flow

	March 31,	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(168,066)	$(210,605)
Common stock issued for services	25,000	49,259
Depreciation expense	53,195	50,389
Amortization expense	1,000	-
Prior period adjustment	161,490	-
Write off of investment in Evolution Fuels	35,000	-
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and operating liabilities:
Note receivable-related party	1,245	-
Prepaid expenses	5,000	(2,500)
Derivative liability	15,000	-
Accounts payable and accrued expenses	(677,673)	37,397

Net cash used in operating activities	(548,809)	(76,060)

Gain on discontinued operations	399,288	-

Net cash used after discontinued operations	(149,521)	(76,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intanible assets	(5,000)	-

Net cash used in investing activities	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(19)	19
Payments on convertible notes	(25,000)	-
Proceeds for convertible notes purchased	65,925	26,591
Accounts payable converted to notes payable-related party	32,948	-
Sale of common stock	81,200	4,926
Additional paid in capital	-	44,332

Net cash provided by financing activities	155,054	75,868

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS	533	(192)

CASH BEGINNING OF PERIOD	-	192

CASH END OF PERIOD	$533	$-

Supplemental Disclosure of Cash Flow Information in lieu of shares:

Cost of Debt-Conversion	$479,450
Value of Retired Shares at $0.03	$(104,508)
Value of Notes Released	$(208,500)
Value of Services Rendered at $0.01	$(25,000)
Value of Debt Converted	$(23,150)

Green Equity Holdings, Inc. (formerly CX2 Technologies, Inc.)
Statements of Changes in Deficiency in Assets
Period Ending March 31, 2011

							Additional				Total
	Preferred Stock		Common Stock				Paid-in		Accumulated		Deficiency
	Shares	Amount	Shares		Amount		Capital		Deficit		in Assets

Balance March 31, 2009	-	$-	22,557,210		$22,557		$8,290,333		$(9,340,179)		$(1,027,289)
Shares issued for services	-	-	4,926,000		4,926		44,332		-		49,258
Net loss									(210,606)		(210,606)
Balance March 31, 2010	-	-	27,483,210		27,483		8,334,665		(9,550,785)		(1,188,637)
Common stock sold	-	-	29,000,000		29,000		52,200		-		81,200
Shares issued for services	-	-	3,000,000		300		24,700		-		25,000
Shares issued for debt			25,550,000	a	2,555	b	526,695	c	-		529,250
Retirement of Common stock	-	-	(9,800,750	) a	(980	) b	(129,928	) c	-		(130,908)
Adjustment for Decrease in Par per Amendment	-	-	(10,250)		(50,836)		50,836		-		-
Prior period adjustment									161,490	d	161,490
Net Loss	-	-	-		-		-		(168,066)		(168,066)
Balance March 31, 2011	-	-	75,222,210		7,522		8,859,167		(9,557,361)		(690,672)

a.	includes 3.3 million shares transferred by OTC to Asher Enterprises; these shares were subsequently returned by Asher and Retired
b.	includes $330 relative to shares noted in footnote a
c.	includes $26070 relative to shares noted in footnote a
d.	Prior Period Adjustment for expense booked relative to retired shares ($104,508); write off of PP accrued payroll ($27,532) &adjustment loss on conversions ($29,250)

GREEN EQUITY HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
For the Twelve Months Ended March 31, 2011

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Green Equity Holdings, Inc. formerly, CX2 Technologies, Inc. (“the Company" or "CX2") was incorporated on May 21, 2002 as Brook-view Institute, Inc., under the laws of the State of Nevada. On November 16, 2005, the Company changed its name to CX2 Technologies, Inc. On May 10, 2006, the Company commenced its business operations in the State of Florida. Effective July 1, 2010, there was a change of control of the Company business objective was refocused on the energy industry. Effective August 16, 2010, the Company changed its name to Green Equity Holdings, Inc.

Effective March 29, 2011, the Company entered into the sale and assignment of liabilities for certain assets known as the CX2 Technologies, Inc. segment. The assets and liabilities disposed of consist of approximately $49,738 of assets and $845,613 of liabilities in consideration of 1,500,000 shares of common stock issued by the Company having a value of approximately $15,000. The company realized approximately $399,288 income from the sale of its discontinued operations. (see Note 5)

NOTE 2 – ANNUAL FINANCIAL STATEMENTS

The accompanying annual financial statements of Green Equity Holdings, Inc. (the "Company") have been reviewed, audited and prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Such rules require that these annually audited financial statements are prepared in accordance with Generally Accepted Accounting Principles (US GAAP); and have been audited using Generally Accepted Auditing Standards (US GAAS). These standards require that footnotes and disclosures are provided in order to assist the readers with supporting details that are documented in the condensed financial statements.

The Company recommends that the footnote disclosures made herein with its annually audited financial statements be read in conjunction with its annual audit report also included in its filing on Form 10-K for the year then ended March 31, 2011. In the opinion of management, our financial statements and footnote disclosures fairly present our financial position and results of operations of the Company for the fiscal year then ended as of March 31, 2010.

Method of Accounting

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Loss Per Common Share

Loss per common share is computed in accordance with FASB ASC 260-10 (Prior authoritative literature Statement of Financial Accounting Standards No. 128, “Earnings Per Share”), by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740-10 (Prior authoritative literature Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

Recent Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

Equity Securities

Holders of shares of common stock shall be entitled to cast one vote for each common shares held at all stockholder’s meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock or any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced a net loss from operations of $567,353 and has used cash flows for operations in the amount of $548,808 during the twelve months ended March 31, 2011, along with a stockholder's deficiency of $690,672. The improvements to its conditions still raised substantial doubt about the Company's ability to continue as a going concern. The Company always had recurring losses from its operations since it began and never had annual revenues sufficient enough to cover the Company's incurred expenses and its obligations as they became due.

NOTE 4 – RE-ORGANIZATION COSTS

During the previous quarter, the Company re-allocated prepaid expenses in the amount of $5,000 to Re-Organization Costs. These reorganization costs are being amortized over a 60 month period. Amortization expense for the twelve months ended March 31, 2011 was $1,000.

NOTE 5- DISCONTINUED OPERATIONS

IFRS 5 defines a “discontinued operation” as a component of an entity that has been disposed of, or is classified as held for sale, and Represent a major line of business or geographical area of operations.

On March 29, 2011, the Company disposed of its’ previous assets and liabilities that represented the remaining business segment known as CX2 Technologies, Inc. This segment was sold for the assignment of its net realizable value of assets and liabilities of ($415,288) in consideration for 1,500,000 shares of common shares that were valued at $15,000 at the time of the transaction representing a net gain of $399,288. There was no income tax effects computed or implied on the transaction for the annual financial statement report.

Schedule of Assets and Liabilities of the Discontinued Operations as per agreement dated March 29, 2011

Assets
Office furniture, fixtures, computers and communications equipment	$261,456
Less: accumulated depreciation	(224,791)
Total Furniture and fixtures	36,665

Liabilities
Accounts Payables	189,355
Lease Payable	226,562
Interest Payable	35,036
Total Liabilities	450,953

Net Worth	(414,288)
Less: 1,500,000 Shares of Common Stock @ $0.01	15,000
Net Gain on the Sale of Discontinued Operations	$399,288

NOTE 6 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company had no revenues for the year then ended March 31, 2011.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax assets resulting from operating losses have not been recognized.

Loss Per Share

Basic and diluted loss per common share has been calculated based upon the weighted average number of common shares outstanding.

NOTE 7 – NOTES PAYABLE

	March 31		March 31
Notes payable as of March 31, 2011 and 2010:	2010	Converted	2011

Unsecured promissory notes payable to GEOComm and, Inc. - non-interest bearing due on demand	$104,779	-	-

Unsecured convertible promissory notes payable to Empire, LP. - non-interest bearing due on demand	-	2,500	126,185

Unsecured notes payable to Bizcom , USA Inc. - non- interest bearing due on demand	389,861	-	389,861

Unsecured promissory notes payable to an officer - non- interest bearing due on demand	97,411	11,350	-

Unsecured convertible promissory notes payable to OTC Capital Partners, LLC .	-	9,300	125,211

Unsecured notes payable to Other related party are non- interest bearing due on demand	10,000	-	-

Unsecured convertible promissory notes payable to Fusion Capital Investments, Corp.	-	-	32,948

Total	$602,051	23,150	$674,205

Effective March 30, 2011, a signed release with Empire, LP legally relinquishes the Company from approximately $208,500 worth of accumulated debts issued in the form of convertible promissory notes. Whereby, $104,681 was consideration for contractual services with GEO Command, Inc. and $103,819 represented capital loaned to the Company for the operations and expenses in the prior years.

Fusion Capital, a related party, assumed some of the Company’s accounts payable in return for a convertible promissory note in the amount of $32,498. The note bears no interest and is payable upon demand in cash within 90 days and convertible thereafter.

NOTE 8 – EARNINGS PER SHARE

The Company computed basic and diluted earnings per share for March 31, 2011 pursuant to the ASC topic 260, “Earnings per Share.” Basic EPS is calculated as net income or loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents.

The weighted average number of shares issued and outstanding are 56,166,398.

As of March 31, 2011 there were no common stock equivalents outstanding, however there were approximately 3,300,000 shares of restricted stock issued and outstanding.

NOTE 9 – STOCKHOLDERS' EQUITY

Common Stock

In July 1, 2010, the Company has increased its authorization to issue common stock in the amount of 500,000,000 shares; having a par value of $.0001 per share. On March 31, 2011, the Company has increased its authorized common shares to 950,000,000 at par value $.0001. There were 75,222,210 and 27,483,210 shares issued and outstanding as of March 31, 2011, and March 31, 2010, respectively.

During the year ended March 31, 2011, the Company issued 22,250,000 shares of common stock for debt conversion and 3,000,000 shares of restricted common stock issued for legal and professional services.

There are 1,500,000 shares of common stock payable owed to CX2 Technologies, Inc. attributable to the sale and assignment of assets and liabilities of the discontinued operations. The price of the stock at the time of the transaction was negotiated at $0.01. Therefore, the value implied on the transfer is for $15,000.

Preferred Stock

On July 1, 2010, the Company increased its authorized preferred shares, Series A and B to 50,000,000 shares; having a par value $0.0001. None are issued and outstanding. On March 31, 2011, the Company authorized an additional 50,000,000 shares Series C Preferred having a par value of $0.0001. None are issued and outstanding.

Private Placement of Common Stock

As of March 31, 2011, there were no private placements for common stocks being offered through private placement memorandums.

NOTE 10 – DEFERRED TAX ASSETS

Deferred tax assets reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income taxes. The Company deferred income tax assets and liabilities consist of the following:

	2011	2010

Deferred tax assets:
Net operating loss carryforwards (benefit)	$9,557,361	$9,550,785
Total gross deferred tax assets	9,557,361	9,550,785
Less valuation allowance	-	-
Net deferred tax assets	$9,557,361	$9,550,785

The Company has recognized no tax benefit for the losses generated for the periods through March 31, 2011.

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

NOTE 11 – Retirement of Shares

During the period ending March 31, 2011, the Company accepted the return of 9,800,750 shares of Common Stock of which 6,500,750 had been issued for future consulting services. As these services were not delivered by the holders of the stock, the shares were retired. The remaining 3.3 million shares were retired and re-issued as part of an independent shareholder exchange with a third party. The Company recognized a prior period adjustment to retained earnings in the amount of $104,508 in relation to these stock retirements.

NOTE 12 – WRITE OFF OF INVESTMENT

Effective October 8, 2010, the Company entered into a definitive agreement with Evolution Fuels, Inc. to be a 50% member in their family owned bio-diesel plant in Durant, Oklahoma for $125,000. According to the letter of agreement, the Company invested $35,000. The Company has divested its interest in the joint venture and has written off the investment.

NOTE 13 – CONVERSION OF DEBT

APB No. 84 Describes the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible holders. This Statement requires recognition of an expense equal to the fair value of the additional securities or other consideration issued to induce conversion.

The Company incurred a loss in the amount of $479,450 on the conversion of debt valued at $23,150. The following is a schedule of all the debt conversions for which the Company issued additional shares in order to reduce its debts thereby recognizing an additional expense upon the conversion at the fair market value during the fiscal year ended March 31, 2011:

			Conversion	Shares		Mkt	Mkt	Debt		Other
	Cert #	No.	Date	Issued		Prices	Value	Converted		(Inc) / Exp
Empire	1735	1	13-Sep-10	2,500,000		$0.04	100,000	2,500		97,500
OTC	1737	2	14-Sep-10	1,500,000		$0.04	60,000	1,500		58,500
OTC	1745	3	11-Oct-10	2,000,000		$0.02	36,200	2,000		34,200
OTC Bull	1744	4	05-Oct-10	2,500,000		$0.04	100,000	2,500		97,500
OTC Goldsher	1751	5	19-Oct-10	100,000		$0.03	3,000	1,000		2,000
OTC Van Proyen	1752	6	19-Oct-10	500,000		$0.03	15,000	500		14,500
OTC Eagel	1758	7	19-Jan-11	400,000		$0.02	8,000	400		7,600
OTC Asefi	1759	8	19-Jan-11	500,000		$0.02	10,000	500		9,500
OTC Rota	1757	9	19-Jan-11	950,000		$0.02	19,000	950		18,050
OTC Akat	1761	10	27-Jan-11	2,700,000		$0.02	54,000	2,700		51,300
Falcon	1760	11	19-Jan-11	2,800,000		$0.02	56,000	2,800		53,200
OTC	1765	12	16-Feb-11	3,300,000	a	$0.01	33,000	3,300	b	29,700	c
OTC	1772	13	17-Mar-11	3,300,000		$0.01	26,400	3,300		23,100
OTC	1774	14	24-Mar-11	2,500,000		$0.01	15,000	2,500		12,500

				25,550,000	a	$0.02	535,600	26,450	b	509,150	c
Total Net of Trans/Retirement				22,250,000			502,600	23,150		479,450

a.	includes 3.3 million shares transferred by OTC to Asher Enterprises; these shares were subsequently returned by Asher and Retired
b.	includes $3300 relative to shares noted in footnote "a" negated by retirement of the Asher shares and replaced by re-issue re-issue to OTC of Cert 1772
c.	includes $29700 relative to shares noted in footnote "a" & "b"

NOTE 14 - PRIOR PERIOD ADJUSTMENTS

The company recorded and adjustment to retained earnings in the amount of $161,490 for the reversal of expense related to the retirement of Common Stock, the write off of accrued payroll and conversion expense.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2012	/s/ Raimundo Dias
Raimundo Dias, CEO

NEITHER THIS CONVERTIBLE PROMISSORY NOTE NOR THE VOTING COMMON STOCK INTO WHICH IT IS CONVERTIBLE HAS BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY APPLICABLE STATE SECURITIES LAWS. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT AND APPLICABLE LAWS OR SOME OTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF SUCH ACT AND APPLICABLE LAWS OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.

CONVERTIBLE PROMISSORY NOTE

$39,800.00	September 1, 2010

     FOR VALUE RECEIVED, the sufficiency of which is hereby acknowledged, the undersigned, GREEN EQUITY HOLDINGS, INC., a Nevada corporation (the "Maker"), promises to pay to the order of OTC CAPITAL PARTNERS, LLC or its successors or assigns (the "Holder"), the principal sum of in immediately available funds, the total principal sum of THIRTY NINE THOUSAND EIGHT HURNDERD DOLLARS ($39,800.00), in accordance with the terms of this Demand Convertible Promissory Note (this “Note”).

1. DEMAND LOAN. At such times as the Company and Holder shall agree, and in amounts as the Company and Holder shall agree, Holder will loan the Company $39,800.00 for its operational needs. Each such loan by the Holder to the Company shall be referred to as a “Loan Advance.” The date and amount of each Loan Advance, and the total of all Loan Advances, will be recorded and updated on Exhibit A, which is attached hereto and incorporated herein with the first advance (s), in an initial amount to be determined, scheduled to be made on or before December 31st, 2010.

2. PAYMENT OF PRINCIPAL: The outstanding principal balance of this Note shall be due upon demand. All payments hereunder shall be made at the principal residence of the Holder, or such other place as the Holder may from time to time designate in writing.

3. CONVERSION: Beginning ninety (90) days after the date set forth above and continuing until the Convertible Promissory Note (“the Note”) has been paid in full, Holder has the right to convert all amounts then due under the Note at a conversion rate to be determined by the Company and the Holder based upon market conditions at the time of the conversion.

4. EVENTS OF DEFAULT: If one or more of the following described events shall have occurred and be continuing, then this Note shall be in default (each, a "Default"):

     3.1. Failure to Pay The Maker shall fail to pay the Principal balance of this Note or of Interest on this Note on or within five (5) days after the date upon which such payment becomes due; or

     3.2. Bankruptcy The Maker shall be adjudicated as bankrupt or insolvent, or admit in writing its inability to pay its debts as they mature, or make an assignment for the benefit of creditors; or the Maker shall apply for or consent to the appointment of a receiver, trustee, or similar officer for it or for all or any substantial part of its property; or such receiver, trustee or similar officer shall be appointed without the application or consent of the Maker and such appointment shall continue un-discharged for a period of sixty (60) days; or the Maker shall institute (by petition, application, answer, consent or otherwise) any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt, dissolution, liquidation or similar proceeding relating to it under the laws of any jurisdiction; or any such proceeding shall be instituted (by petition, application or otherwise) against the Maker and shall remain un-dismissed for a period of sixty (60) days; or any judgment, writ, warrant of attachment or execution or similar process shall be issued or levied against a substantial part of the property of the Maker and such judgment, writ, or similar process shall not be released, vacated or fully bonded within sixty (60) days after its issue or levy.

5. DEFAULT REMEDIES: Upon the occurrence of a Default, the entire unpaid Principal, together with accrued and unpaid Interest, shall be forthwith due and payable without notice or demand.

6. PREPAYMENT: This Note may be prepaid in whole or in part without penalty.

7. WAIVER OF NOTICE, ETC: The Maker waives demand, presentment, protest, dishonor and notice of maturity, non-payment or protest and all other requirements to hold the Maker liable.

8. BUSINESS DAYS: If a payment of Principal or Interest on this Note becomes due on a Saturday, Sunday or other legal holiday on which state or federal banks in the State of Florida are closed, then the due date shall be extended to the next succeeding business day.

9. AMENDMENT; WAIVER: This Note may not be amended, extended, renewed or modified nor shall any waiver of any provision hereof be effective, except by an instrument in writing executed by the Holder or his authorized representative.

10. GOVERNING LAW: This Note shall be construed, interpreted, enforced and governed by and in accordance with the laws of the State of Florida (excluding the principles thereof governing conflicts of law), with exclusive jurisdiction and venue in the federal and state courts of Palm Beach County, Florida.

HOLDER:		THE MAKER:

OTC Capital Partners, LLC		Green Equity Holdings, Inc.

By:		By:
Name:	Adi Elfenbein	Name:	Raimundo Dias
Title:	Managing Member	Title:	President

NEITHER THIS CONVERTIBLE PROMISSORY NOTE NOR THE VOTING COMMON STOCK INTO WHICH IT IS CONVERTIBLE HAS BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY APPLICABLE STATE SECURITIES LAWS. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT AND APPLICABLE LAWS OR SOME OTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF SUCH ACT AND APPLICABLE LAWS OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.

CONVERTIBLE PROMISSORY NOTE

$20,000.00	October 7, 2010

     FOR VALUE RECEIVED, the sufficiency of which is hereby acknowledged, the undersigned, GREEN EQUITY HOLDINGS, INC., a Nevada corporation (the "Maker"), promises to pay to the order of EMPIRE LIMITED PARTNERSHIP or its successors or assigns (the "Holder"), the principal sum of in immediately available funds, the total principal sum of TWENTY THOUSAND DOLLARS ($20,000.00), in accordance with the terms of this Demand Convertible Promissory Note (this “Note”).

1. DEMAND LOAN. At such times as the Company and Holder shall agree, and in amounts as the Company and Holder shall agree, Holder will loan the Company $20,000.00 for its operational needs. Each such loan by the Holder to the Company shall be referred to as a “Loan Advance.” The date and amount of each Loan Advance, and the total of all Loan Advances, will be recorded and updated on Exhibit A, which is attached hereto and incorporated herein with the first advance (s), in an initial amount to be determined, scheduled to be made on or before December 31st, 2010.

2. PAYMENT OF PRINCIPAL: The outstanding principal balance of this Note shall be due upon demand. All payments hereunder shall be made at the principal residence of the Holder, or such other place as the Holder may from time to time designate in writing.

3. CONVERSION: Beginning ninety (90) days after the date set forth above and continuing until the Convertible Promissory Note (“the Note”) has been paid in full, Holder has the right to convert all amounts then due under the Note at a conversion rate to be determined by the Company and the Holder based upon market conditions at the time of the conversion.

4. EVENTS OF DEFAULT: If one or more of the following described events shall have occurred and be continuing, then this Note shall be in default (each, a "Default"):

     3.1. Failure to Pay The Maker shall fail to pay the Principal balance of this Note or of Interest on this Note on or within five (5) days after the date upon which such payment becomes due; or

     3.2. Bankruptcy The Maker shall be adjudicated as bankrupt or insolvent, or admit in writing its inability to pay its debts as they mature, or make an assignment for the benefit of creditors; or the Maker shall apply for or consent to the appointment of a receiver, trustee, or similar officer for it or for all or any substantial part of its property; or such receiver, trustee or similar officer shall be appointed without the application or consent of the Maker and such appointment shall continue un-discharged for a period of sixty (60) days; or the Maker shall institute (by petition, application, answer, consent or otherwise) any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt, dissolution, liquidation or similar proceeding relating to it under the laws of any jurisdiction; or any such proceeding shall be instituted (by petition, application or otherwise) against the Maker and shall remain un-dismissed for a period of sixty (60) days; or any judgment, writ, warrant of attachment or execution or similar process shall be issued or levied against a substantial part of the property of the Maker and such judgment, writ, or similar process shall not be released, vacated or fully bonded within sixty (60) days after its issue or levy.

5. DEFAULT REMEDIES: Upon the occurrence of a Default, the entire unpaid Principal, together with accrued and unpaid Interest, shall be forthwith due and payable without notice or demand.

6. PREPAYMENT: This Note may be prepaid in whole or in part without penalty.

7. WAIVER OF NOTICE, ETC: The Maker waives demand, presentment, protest, dishonor and notice of maturity, non-payment or protest and all other requirements to hold the Maker liable.

8. BUSINESS DAYS: If a payment of Principal or Interest on this Note becomes due on a Saturday, Sunday or other legal holiday on which state or federal banks in the State of Florida are closed, then the due date shall be extended to the next succeeding business day.

9. AMENDMENT; WAIVER: This Note may not be amended, extended, renewed or modified nor shall any waiver of any provision hereof be effective, except by an instrument in writing executed by the Holder or his authorized representative.

10. GOVERNING LAW: This Note shall be construed, interpreted, enforced and governed by and in accordance with the laws of the State of Florida (excluding the principles thereof governing conflicts of law), with exclusive jurisdiction and venue in the federal and state courts of Palm Beach County, Florida.

HOLDER:		THE MAKER:

Empire Limited Partnership		Green Equity Holdings, Inc.

By:		By:
Name:	Dennis Mancino	Name:	Raimundo Dias
Title:	General Partner	Title:	President

NEITHER THIS CONVERTIBLE PROMISSORY NOTE NOR THE VOTING COMMON STOCK INTO WHICH IT IS CONVERTIBLE HAS BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY APPLICABLE STATE SECURITIES LAWS. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT AND APPLICABLE LAWS OR SOME OTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF SUCH ACT AND APPLICABLE LAWS OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.

CONVERTIBLE PROMISSORY NOTE

$32,797.60	December 01, 2010

     FOR VALUE RECEIVED, the sufficiency of which is hereby acknowledged, the undersigned, GREEN EQUITY HOLDINGS, INC., a Nevada corporation (the "Maker"), promises to pay to the order of FUSION CAPITAL INVESTMENTS, CORP or its successors or assigns (the "Holder"), the principal sum of in immediately available funds, the total principal sum of THIRTY TWO THOUSAND SEVEN HURNDERD NINETY SEVEN DOLLARS AND SIXTY CENTS ($32,797.60), in accordance with the terms of this Demand Convertible Promissory Note (this “Note”).

1. DEMAND LOAN. At such times as the Company and Holder shall agree, and in amounts as the Company and Holder shall agree, Holder will loan the Company $32,797.60 for its operational needs. Each such loan by the Holder to the Company shall be referred to as a “Loan Advance.” The date and amount of each Loan Advance, and the total of all Loan Advances, will be recorded and updated on Exhibit A, which is attached hereto and incorporated herein with the first advance (s), in an initial amounts to be determined, scheduled to be made on or before December 31st , 2010.

2. PAYMENT OF PRINCIPAL: The outstanding principal balance of this Note shall be due upon demand. All payments hereunder shall be made at the principal residence of the Holder, or such other place as the Holder may from time to time designate in writing.

3. CONVERSION: Beginning ninety (90) days after the date set forth above and continuing until the Convertible Promissory Note (“the Note”) has been paid in full, Holder has the right to convert all amounts then due under the Note at a conversion rate to be determined by the Company and the Holder based upon market conditions at the time of the conversion.

4. EVENTS OF DEFAULT: If one or more of the following described events shall have occurred and be continuing, then this Note shall be in default (each, a "Default"):

     3.1. Failure to Pay The Maker shall fail to pay the Principal balance of this Note or of Interest on this Note on or within five (5) days after the date upon which such payment becomes due; or

     3.2. Bankruptcy The Maker shall be adjudicated as bankrupt or insolvent, or admit in writing its inability to pay its debts as they mature, or make an assignment for the benefit of creditors; or the Maker shall apply for or consent to the appointment of a receiver, trustee, or similar officer for it or for all or any substantial part of its property; or such receiver, trustee or similar officer shall be appointed without the application or consent of the Maker and such appointment shall continue un-discharged for a period of sixty (60) days; or the Maker shall institute (by petition, application, answer, consent or otherwise) any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt, dissolution, liquidation or similar proceeding relating to it under the laws of any jurisdiction; or any such proceeding shall be instituted (by petition, application or otherwise) against the Maker and shall remain un-dismissed for a period of sixty (60) days; or any judgment, writ, warrant of attachment or execution or similar process shall be issued or levied against a substantial part of the property of the Maker and such judgment, writ, or similar process shall not be released, vacated or fully bonded within sixty (60) days after its issue or levy.

5. DEFAULT REMEDIES: Upon the occurrence of a Default, the entire unpaid Principal, together with accrued and unpaid Interest, shall be forthwith due and payable without notice or demand.

6. PREPAYMENT: This Note may be prepaid in whole or in part without penalty.

7. WAIVER OF NOTICE, ETC: The Maker waives demand, presentment, protest, dishonor and notice of maturity, non-payment or protest and all other requirements to hold the Maker liable.

8. BUSINESS DAYS: If a payment of Principal or Interest on this Note becomes due on a Saturday, Sunday or other legal holiday on which state or federal banks in the State of Florida are closed, then the due date shall be extended to the next succeeding business day.

9. AMENDMENT; WAIVER: This Note may not be amended, extended, renewed or modified nor shall any waiver of any provision hereof be effective, except by an instrument in writing executed by the Holder or his authorized representative.

10. GOVERNING LAW: This Note shall be construed, interpreted, enforced and governed by and in accordance with the laws of the State of Florida (excluding the principles thereof governing conflicts of law), with exclusive jurisdiction and venue in the federal and state courts of Palm Beach County, Florida.

HOLDER:		THE MAKER:

Fusion Capital Investments, Corp		Green Equity Holdings, Inc.

By:		By:
Name:	Raimundo Dias	Name:	Raimundo Dias
Title:	Managing Member	Title:	President

NEITHER THIS CONVERTIBLE PROMISSORY NOTE NOR THE VOTING COMMON STOCK INTO WHICH IT IS CONVERTIBLE HAS BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY APPLICABLE STATE SECURITIES LAWS. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT AND APPLICABLE LAWS OR SOME OTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF SUCH ACT AND APPLICABLE LAWS OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.

CONVERTIBLE PROMISSORY NOTE

$10,900.00	March 2, 2011

     FOR VALUE RECEIVED, the sufficiency of which is hereby acknowledged, the undersigned, GREEN EQUITY HOLDINGS, INC., a Nevada corporation (the "Maker"), promises to pay to the order of OTC CAPITAL PARTNERS, LLC or its successors or assigns (the "Holder"), the principal sum of in immediately available funds, the total principal sum of TEN THOUSAND NINE HUNDRED DOLLARS AND ZERO CENTS ($10,900.00), in accordance with the terms of this Demand Convertible Promissory Note (this “Note”).

1. DEMAND LOAN. At such times as the Company and Holder shall agree, and in amounts as the Company and Holder shall agree, Holder will loan the Company $32,797.60 for its operational needs. Each such loan by the Holder to the Company shall be referred to as a “Loan Advance.” The date and amount of each Loan Advance, and the total of all Loan Advances, will be recorded and updated on Exhibit A, which is attached hereto and incorporated herein with the first advance (s), in an initial amounts to be determined, scheduled to be made on or before December 31st , 2010.

2. PAYMENT OF PRINCIPAL: The outstanding principal balance of this Note shall be due upon demand. All payments hereunder shall be made at the principal residence of the Holder, or such other place as the Holder may from time to time designate in writing.

3. CONVERSION: Beginning ninety (90) days after the date set forth above and continuing until the Convertible Promissory Note (“the Note”) has been paid in full, Holder has the right to convert all amounts then due under the Note at a conversion rate to be determined by the Company and the Holder based upon market conditions at the time of the conversion.

4. EVENTS OF DEFAULT: If one or more of the following described events shall have occurred and be continuing, then this Note shall be in default (each, a "Default"):

     3.1. Failure to Pay The Maker shall fail to pay the Principal balance of this Note or of Interest on this Note on or within five (5) days after the date upon which such payment becomes due; or

     3.2. Bankruptcy The Maker shall be adjudicated as bankrupt or insolvent, or admit in writing its inability to pay its debts as they mature, or make an assignment for the benefit of creditors; or the Maker shall apply for or consent to the appointment of a receiver, trustee, or similar officer for it or for all or any substantial part of its property; or such receiver, trustee or similar officer shall be appointed without the application or consent of the Maker and such appointment shall continue un-discharged for a period of sixty (60) days; or the Maker shall institute (by petition, application, answer, consent or otherwise) any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt, dissolution, liquidation or similar proceeding relating to it under the laws of any jurisdiction; or any such proceeding shall be instituted (by petition, application or otherwise) against the Maker and shall remain un-dismissed for a period of sixty (60) days; or any judgment, writ, warrant of attachment or execution or similar process shall be issued or levied against a substantial part of the property of the Maker and such judgment, writ, or similar process shall not be released, vacated or fully bonded within sixty (60) days after its issue or levy.

5. DEFAULT REMEDIES: Upon the occurrence of a Default, the entire unpaid Principal, together with accrued and unpaid Interest, shall be forthwith due and payable without notice or demand.

6. PREPAYMENT: This Note may be prepaid in whole or in part without penalty.

7. WAIVER OF NOTICE, ETC: The Maker waives demand, presentment, protest, dishonor and notice of maturity, non-payment or protest and all other requirements to hold the Maker liable.

8. BUSINESS DAYS: If a payment of Principal or Interest on this Note becomes due on a Saturday, Sunday or other legal holiday on which state or federal banks in the State of Florida are closed, then the due date shall be extended to the next succeeding business day.

9. AMENDMENT; WAIVER: This Note may not be amended, extended, renewed or modified nor shall any waiver of any provision hereof be effective, except by an instrument in writing executed by the Holder or his authorized representative.

11. GOVERNING LAW: This Note shall be construed, interpreted, enforced and governed by and in accordance with the laws of the State of Florida (excluding the principles thereof governing conflicts of law), with exclusive jurisdiction and venue in the federal and state courts of Palm Beach County, Florida.

HOLDER:		THE MAKER:

OTC CAPITAL PARTNERS, LLC		Green Equity Holdings, Inc.

By:		By:
Name:	Adi Elfenbein	Name:	Raimundo Dias
Title:	Managing Member	Title:	President

NEITHER THIS CONVERTIBLE PROMISSORY NOTE NOR THE VOTING COMMON STOCK INTO WHICH IT IS CONVERTIBLE HAS BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY APPLICABLE STATE SECURITIES LAWS. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO THE SECURITIES UNDER SUCH ACT AND APPLICABLE LAWS OR SOME OTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF SUCH ACT AND APPLICABLE LAWS OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.

CONVERTIBLE PROMISSORY NOTE

$11,000.00	April 18, 2011

     FOR VALUE RECEIVED, the sufficiency of which is hereby acknowledged, the undersigned, GREEN EQUITY HOLDINGS, INC., a Nevada corporation (the "Maker"), promises to pay to the order of OTC CAPITAL PARTNERS, LLC or its successors or assigns (the "Holder"), the principal sum of in immediately available funds, the total principal sum of ELEVEN THOUSAND DOLLARS AND ZERO CENTS ($11,000.00), in accordance with the terms of this Demand Convertible Promissory Note (this “Note”).

1. DEMAND LOAN. At such times as the Company and Holder shall agree, and in amounts as the Company and Holder shall agree, Holder will loan the Company $32,797.60 for its operational needs. Each such loan by the Holder to the Company shall be referred to as a “Loan Advance.” The date and amount of each Loan Advance, and the total of all Loan Advances, will be recorded and updated on Exhibit A, which is attached hereto and incorporated herein with the first advance (s), in an initial amounts to be determined, scheduled to be made on or before December 31st , 2010.

2. PAYMENT OF PRINCIPAL: The outstanding principal balance of this Note shall be due upon demand. All payments hereunder shall be made at the principal residence of the Holder, or such other place as the Holder may from time to time designate in writing.

3. CONVERSION: Beginning ninety (90) days after the date set forth above and continuing until the Convertible Promissory Note (“the Note”) has been paid in full, Holder has the right to convert all amounts then due under the Note at a conversion rate to be determined by the Company and the Holder based upon market conditions at the time of the conversion.

4. EVENTS OF DEFAULT: If one or more of the following described events shall have occurred and be continuing, then this Note shall be in default (each, a "Default"):

     3.1. Failure to Pay The Maker shall fail to pay the Principal balance of this Note or of Interest on this Note on or within five (5) days after the date upon which such payment becomes due; or

     3.2. Bankruptcy The Maker shall be adjudicated as bankrupt or insolvent, or admit in writing its inability to pay its debts as they mature, or make an assignment for the benefit of creditors; or the Maker shall apply for or consent to the appointment of a receiver, trustee, or similar officer for it or for all or any substantial part of its property; or such receiver, trustee or similar officer shall be appointed without the application or consent of the Maker and such appointment shall continue un-discharged for a period of sixty (60) days; or the Maker shall institute (by petition, application, answer, consent or otherwise) any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt, dissolution, liquidation or similar proceeding relating to it under the laws of any jurisdiction; or any such proceeding shall be instituted (by petition, application or otherwise) against the Maker and shall remain un-dismissed for a period of sixty (60) days; or any judgment, writ, warrant of attachment or execution or similar process shall be issued or levied against a substantial part of the property of the Maker and such judgment, writ, or similar process shall not be released, vacated or fully bonded within sixty (60) days after its issue or levy.

5. DEFAULT REMEDIES: Upon the occurrence of a Default, the entire unpaid Principal, together with accrued and unpaid Interest, shall be forthwith due and payable without notice or demand.

6. PREPAYMENT: This Note may be prepaid in whole or in part without penalty.

7. WAIVER OF NOTICE, ETC: The Maker waives demand, presentment, protest, dishonor and notice of maturity, non-payment or protest and all other requirements to hold the Maker liable.

8. BUSINESS DAYS: If a payment of Principal or Interest on this Note becomes due on a Saturday, Sunday or other legal holiday on which state or federal banks in the State of Florida are closed, then the due date shall be extended to the next succeeding business day.

9. AMENDMENT; WAIVER: This Note may not be amended, extended, renewed or modified nor shall any waiver of any provision hereof be effective, except by an instrument in writing executed by the Holder or his authorized representative.

12. GOVERNING LAW: This Note shall be construed, interpreted, enforced and governed by and in accordance with the laws of the State of Florida (excluding the principles thereof governing conflicts of law), with exclusive jurisdiction and venue in the federal and state courts of Palm Beach County, Florida.

HOLDER:		THE MAKER:

OTC CAPITAL PARTNERS, LLC		Green Equity Holdings, Inc.

By:		By:
Name:	Adi Elfenbein	Name:	Raimundo Dias
Title:	Managing Member	Title:	President