Form 10-Q
period 2011-06-30
GREEN EQUITY HOLDINGS, INC.
filed 2012-03-07
CIK 1384929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended June 30, 2011

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
Yes [   ]     No [X]

As of June 30, 2011, there were 79,722,210 shares of the registrant's common stock outstanding.

GREEN EQUITY HOLDINGS, INC.
INDEX

ACCOUNTANT'S REVIEW REPORT

TO THE STOCKHOLDERS
GREEN EQUITY HOLDINGS, INC.
DEERFIELD BEACH, FLORIDA

We have reviewed the accompanying balance sheets of Green Equity Holdings, Inc. (the "Company") for the quarter ending June 30, 2011, and the related statements of operations and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Green Equity Holdings, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Labrozzi & Co., PA
Miami, FL
February 27, 2012

GREEN EQUITY HOLDINGS, INC.
BALANCE SHEETS

	June 30,	March 31,
	2011	2011

ASSETS
Cash	$1,642	$533

Total Current Assets	1,642	533

Non-current assets
Equipment, net of accumulated depreciation	-	-
Intangible assets, net of accumulated amortization	3,750	4,000

Total non-current assets	3,750	4,000

TOTAL ASSETS	$5,392	$4,533

LIABILITIES AND DEFICIENCY IN ASSETS
Accounts payable and accrued expenses	$6,000	$6,000
Derivative liability		15,000
Convertible note payable - related party	32,948	32,948
Convertible notes payable	663,256	641,257

Total liabilities	702,204	695,205

Deficiency in assets
Preferred stock, $.0001 par value: Series A and B, 50,000,000 shares authorized: none issued and outstanding	-	-
Preferred stock, $.0001 par value: Series C, 50,000,000 shares authorized: none issued and outstanding	-	-
Common stock, $0.0001 par value, 950,000,000 shares authorized: 79,722,210 and 75,222,210 shares issued and outstanding as of June 30, 2011 and March 31, 2011, respectively	7,972	7,522
Additional Paid-In Capital	8,903,717	8,859,167
Accumulated Deficit	(9,608,501)	(9,557,361)

Total deficiency in assets	(696,812)	(690,672)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$5,392	$4,533

See accompanying notes to the condensed unaudited financial statements

GREEN EQUITY HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
Expenses
General and Administrative	$23,890	$35,430
Depreciation and amortization	250	15,226

Total Expenses	24,140	50,656
Net loss before other income (expenses):	(24,140)	(50,656)

Other income (expenses):
Other income		469
Loss on conversion of notes payable	(27,000)	-
Interest expense		(60,284)

Total other income (expenses)	(27,000)	(59,815)

Net loss before provision for income taxes	(51,140)	(110,471)

Provision for income taxes	-	-

Net loss	$(51,140)	$(110,471)

Basic and Diluted Profit per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Shares Outstanding	78,722,210	37,139,627

See accompanying notes to the condensed unaudited financial statements.

GREEN EQUITY HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	June 30	June 30
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(51,140)	$(110,471)
Depreciation expense		15,226
Amortization expense	250	-
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and operating liabilities:
Accounts Receivable		(481)
Derivative liability	(15,000)	60,284
Accounts payable and accrued expenses	-	(4,484)

Net cash used in operating activities	(65,890)	(39,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft		(19)
Proceeds for convertible notes purchased	25,000	1,151
Payments on convertible notes - other	(3,000)	(8,500)
Sale of common stock	450	29,000
Additional paid in capital	44,550	26,100

Net cash provided by financing activities	67,000	47,732

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,110	7,806

CASH BEGINNING OF PERIOD	533	-

CASH END OF PERIOD	$1,642	$7,806

See accompanying notes to the condensed unaudited financial statements.

GREEN EQUITY HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended June 30, 2011

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

Effective March 29, 2011, the Company previously entered into the sale and assignment of liabilities for certain assets known as the CX2 Technologies, Inc. segment. The assets and liabilities disposed of consist of approximately $49,738 of assets and $845,613 of liabilities in consideration of 1,500,000 shares of common stock issued by the Company having a value of approximately $15,000. The company realized approximately $399,288 income from the sale of its discontinued operation.

For the first quarter ended, the Company has completed winding-up its discontinued operations known as the CX2 Technologies, Inc.

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

On April 30, 2011 with the failure of Remington Energy of Houston, Texas to provide suitable due diligence regarding the acquisition of the above leases, the transaction was terminated by the Company.

NOTE 2 – QUARTERLY FINANCIAL STATEMENTS

The accompanying quarterly financial statements of Green Equity Holdings, Inc. (the "Company") have been prepared and reviewed pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Such rules require that these quarterly financial statements are prepared in accordance with Generally Accepted Accounting Principles (US GAAP); and review report is in accordance with Generally Accepted Auditing Standards (US GAAS). These standards require that footnotes and disclosures are provided in order to assist the readers with supporting details that are documented in the condensed financial statements.

The Company recommends that the footnote disclosures made herein with its quarterly reviewed financial statements be read in conjunction with its quarterly review report also included in its filing on Form 10-Q for the quarter then ended June30, 2011. In the opinion of management, our financial statements and footnote disclosures fairly present our financial position and results of operations of the Company for the quarter then ended as of June 30, 2011.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses of $51,140 and negative cash flows from operations in the amount of $65,890 during three-month quarter ended June 30, 2011, along with a working capital deficiency of $700,562 and a stockholder's deficiency of $696,812. This insolvent condition raises substantial doubt about the Company's ability to continue as a going concern. The Company always had recurring losses from its operations since it began and never had annual revenues sufficient enough to cover the Company's incurred expenses and its obligations as they became due.

NOTE 4 – RE-ORGANIZATION COSTS

During the previous year, the Company re-allocated prepaid expenses in the amount of $5,000 to Re-Organization Costs. These reorganization costs are being amortized over a 60 month period. Amortization expense for the three months ended June 30, 2011 was $250.

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

Revenue Recognition

The Company had no revenues for the quarter then ended June 30, 2011.

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

Loss Per Share

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

NOTE 7 – NOTES PAYABLE

Debt due as of June 30, 2011 consists of the following:

Unsecured notes payable to Biz.com, USA are non-interest bearing and due on demand	389,861
Unsecured notes payable to Empire, LP are non-interest bearing and due on demand.	126,185
Unsecured notes payable to OTC Capital are non-interest bearing and due on demand.	143,210
Unsecured notes payable to FCI Corp. are non-interest bearing and due on demand.	32,948
Unsecured note payable to Martin Weinstein is interest bearing at 8%.	4,000

Sub-total of long term notes payable	696,204
Less: Current portion of long term notes payable	696,204
Total	0

Fusion Capital, a related party, assumed some of the Company’s accounts payable in return for a convertible promissory note in the amount of $32,498. The note bears no interest and is payable upon demand in cash within 90 days and convertible thereafter.

NOTE 8 – EARNINGS PER SHARE

The Company computed basic and diluted earnings per share for June 30, 2011 pursuant to the ASC topic 260, “Earnings per Share.” Basic EPS is calculated as net income or loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents.

The weighted average number of shares issued and outstanding are 78,722,210 on June 30, 2011.

As of June 30, 2011 there were no common stock equivalents outstanding, however there were approximately 3,000,000 shares of restricted stock issued and outstanding.

NOTE 9 – STOCKHOLDERS' EQUITY

Common Stock

On July 1, 2010, the Company increased its authorization to issue common stock in the amount of 500,000,000 shares; having a par value of $.0001 per share; and effective March 31, 2011, the Company has increased its authorization to issue common shares in the amount of 950,000,000 at par value $.0001. There were 79,722,210 and 75,222,210 shares issued and outstanding as of June 30, 2011, and March 31, 2011, respectively.

During the quarter ended June 30, 2011, there were 3,000,000 tradable shares of common stock issued for the conversion of $3,000 worth of promissory notes. With the market value of the shares at $30,000 at the time of the conversion, this conversion resulted in an additional $27,000 charge to Other Expense.

Preferred Stock

On July 1, 2010, the Company increased its authorization to issue preferred shares Series A and B in the amount 50,000,000 shares; having a par value $0.0001. On March 31, 2011, the Company authorized an additional 50,000,000 shares Series C having a par value of $0.0001. None are issued and outstanding.

Private Placement of Common Stock

As of June 30, 2011, there were no private placements for common stocks being offered through private placement memorandums.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events can be viewed in the Q2 Form 10Q which has been filed concurrent with this Q1 Form 10Q.

NOTE 11 – CONVERSION OF DEBT

APB No. 84 Describes the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible holders. This Statement requires recognition of an expense equal to the fair value of the additional securities or other consideration issued to induce conversion.

The Company incurred a loss in the amount of $27,000 on the conversion of debt valued at $3,000. The following is a schedule of all the debt conversions for which the Company issued additional shares in order to reduce its debts thereby recognizing an additional expense upon the conversion at the fair market value during the fiscal quarter ended June 30, 2011

			Conversion	Shares	Mkt	Mkt	Debt	Other
	Cert #	No.	Date	Issued	Prices	Value	Converted	(Inc) / Exp

OTC Capital	1781	1	4/25/11	3,000,000	$ 0.01	30,000	3,000	27,000

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a general discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2011 that could have a significant effect on reporting financial statements in the future.

Cautionary Note Regarding Forward-Looking Information

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

Overview

Results of Operations:

Three Months ended June 30, 2011 compared to three months ended June 30, 2010.

Revenues: Revenues from operations for the three months ended June 30, 2011 and the three months ended June 30, 2010 were none.

Operating Expenses: Operating and Other expenses for the three months ended were $51,140 compared to $110,470 for the three months ended June 30, 2010, due to reduced costs of financial related services, corporate legal work and depreciation.

Net Loss: With no revenues during the period, the Company's net loss from operations was $51,140 for the quarter ended June 30, 2010.

Liquidity and Capital Resources

Our financial statements and condensed financial statements information appearing elsewhere in this report have been prepared with the assumption the Company will to continue to operate on a going concern basis. However, Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. To the extent that we are unable to obtain additional working capital from operations and/ or other sources as required or otherwise desired, our intended business will be materially affected and we may be forced to curtail our operations.

The Company is in a working capital shortage at the quarter ending June 30, 2011; cash flow from operations is insufficient to sustain operations as of the date of this filing. As of the date of this filing, the Company still requires additional financing to sustain operations until new sources of financing are invested and revenues are earned. No assurances are given that we will be successful in obtaining the additional capital needed. The inability to secure such additional financing will materially and adversely affect the Company and its operations. We believe our current cash position after funding and anticipated receipt of revenues will enable us to sustain current operations for up to approximately another three-month quarter.

At June 30, 2011, we had stockholders' deficit of $9,608,501; total assets of $5,392 and total current liabilities of $702,204. For the three months ended June 30, 2011, we have recognized a net loss from operations in the amount of $51,140. There is no income or loss to report at this time from discontinued operations until we further recognize the issuance of the additional shares in order to complete the settlement agreements with Still Water Asset Funding and Biz.com USA.

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

As of June 30, 2011, there have been no changes in our controls and procedures; internal efficiencies; supervision including our chief executive and principal financial officer requiring disclosure.

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

PART II
OTHER INFORMATION

ITEM 1 - Risk Factors.

For the Quarter ended June 30, 2011, there have been no material changes to the risk factors discussed in Item 1A of the Form 10K filed for the period ending March 31, 2011.

ITEM 2 - Other Information.

There have been no material changes to the risk factors discussed in Item 2 of the March 31, 2011 Form 10K for the quarter ended June 30, 2011.

ITEM 3 Exhibits and Reports on Form 8-K.

(a) Exhibits:

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer

32	Section 1350 Certification

Reports on Form 8K:

5.06      On June 30, 2010, Lester Hahn, sole director, President and CEO of CX2 Technologies, Inc. (the “ Company ” ), resigned from all positions held with the Company, including resigning from Board service. There were no disagreements as defined 17 CFR 240.3b -7, between the Registrant and Mr. Hahn ’ s resignation from the Board.

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

5.07      On August 14, 2010, holder of the majority of the voting power of the outstanding stock of CX2 Technologies, Inc. (the “ Company ”) voted in favor of changing the Company ’ s name to “ Green Equity Holdings, Inc. ” (The “ Name Change ” ). The name change has been made affective on or about August 16, 2010.

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

1.01      On April 5, 2011the Company, announced it has signed letter of intent with a Houston-based private company to acquire 250 acre oil and gas property.

5.02       Departure of Directors or certain election of directors; appointment of certain officers; compensatory arrangements of certain officers.

PRE 14C Dated April 4, 2011 the Company file with the SEC pursuant to Form 14C Information Report, Notice of action taken without stockholder's meeting for the sale of and assignment of assets and liabilities to CX2 Technologies, Inc. for 1,500,000 shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Raimundo Dias
Raimundo Dias, President & CEO

Date: March 6, 2012