Form 10-Q
period 2011-09-30
GREEN EQUITY HOLDINGS, INC.
filed 2012-03-07
CIK 1384929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three and six month period ended September 30, 2011

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

_____________________________
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
Yes [   ]     No [X]

As of September 30, 2011, there were 95,722,210 shares of the registrant's common stock outstanding.

GREEN EQUITY HOLDINGS, INC.
INDEX

ACCOUNTANT'S REVIEW REPORT

TO THE STOCKHOLDERS
GREEN EQUITY HOLDINGS, INC.
DEERFIELD BEACH, FLORIDA

We have reviewed the accompanying balance sheets of Green Equity Holdings, Inc. (the "Company") for the quarter ending September 30, 2011, and the related statements of operations and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Green Equity Holdings, Inc.

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

Labrozzi & Co., PA
Miami, FL
February 28, 2012

GREEN EQUITY HOLDINGS, INC.
BALANCE SHEETS

	September 30	March 31,
	2011	2011

ASSETS
Cash	$288	$533
Prepaid expenses	111,109	-

Total Current Assets	111,397	533

Non-current assets
Intangible assets, net of accumulated amortization	3,500	4,000

Total non-current assets	3,500	4,000

TOTAL ASSETS	$114,897	$4,533

LIABILITIES AND DEFICIENCY IN ASSETS
Accounts payable and accrued expenses	5,650	6,000
Derivative liability		15,000
Convertible note payable - related party	32,948	32,948
Convertible notes payable	670,755	641,257

Total liabilities	709,353	695,205

Deficiency in assets
Preferred stock, $.0001 par value: Series A and B, 50,000,000 shares authorized: none issued and outstanding	-	-
Preferred stock, $.0001 par value: Series C, 50,000,000 shares authorized: none issued and outstanding	-	-
Common stock, $0.0001 par value, 950,000,000 shares authorized: 95,722,210 and 75,222,210 shares issued and outstanding as of September 30, 2011 and March 31, 2010, respectively	9,572	7,522
Additional Paid-In Capital	9,062,117	8,859,167
Accumulated deficit	(9,666,145)	(9,557,361)

Total deficiency in assets	(594,456)	(690,672)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$114,897	$4,533

See accompanying notes to the condensed unaudited financial statements

GREEN EQUITY HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30	September 30	September 30	September 30
	2011	2010	2011	2010

Expenses
General and Administrative	$57,394	$132,024	$81,284	$161,825
Depreciation and amortization	250	13,323	500	28,549

Total Expenses	57,644	145,347	81,784	190,374

Net loss before other income (expenses):	(57,644)	(145,347)	(81,784)	(190,374)

Other income (expenses):
Loss on Conversion of Debt	-	-	(27,000)	-
Interest expense	-	(5,160)	-	(70,603)

Total other income (expenses)	-	(5,160)	(27,000)	(70,603)

Net loss before provision for income taxes	(57,644)	(150,507)	(108,784)	(260,977)

Provision for income taxes	-	-	-	-

Net loss	$(57,644)	$(150,507)	$(108,784)	$(260,977)

Basic and Diluted Profit per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	81,888,877	46,814,627	81,888,877	46,814,627

See accompanying notes to the condensed unaudited financial statements.

GREEN EQUITY HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30	September 30
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(108,784)	$(260,977)
Common stock issued for services	48,890	-
Depreciation expense	-	28,459
Amortization expense	500	-
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and operating liabilities:
Prepaid expenses	(111,110)	-
Derivative liability	(15,000)	59,084
Accounts payable and accrued expenses	(350)	(209,199)

Net cash used in operating activities	(185,854)	(382,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(19)
Payments on convertible notes	-	(8,500)
Proceeds for convertible notes purchased	29,500	1,150
Accounts payable converted to notes payable-related party	-	238,753
Sale of common stock	2,050	29,000
Additional paid in capital	154,059	122,458

Net cash provided by financing activities	185,609	382,842

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS	(245)	209

CASH BEGINNING OF PERIOD	533	-

CASH END OF PERIOD	$288	$209

See accompanying notes to the condensed unaudited financial statements.

GREEN EQUITY HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended September 30, 2011

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

NOTE 2 – QUARTERLY FINANCIAL STATEMENTS

The accompanying quarterly financial statements of Green Equity Holdings, Inc. (the "Company") have been prepared and reviewed pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Such rules require that these quarterly financial statements are prepared in accordance with Generally Accepted Accounting Principles (US GAAP); and review report is in accordance with Generally Accepted Auditing Standards (US GAAS). These standards require that footnotes and disclosures be provided in order to assist the readers with supporting details that are documented in the condensed financial statements.

The Company recommends that the footnote disclosures made herein with its quarterly reviewed financial statements be read in conjunction with its quarterly review report also included in its filing on Form 10-Q for the quarter then ended September 30, 2011. In the opinion of management, our financial statements and footnote disclosures fairly present our financial position and results of operations of the Company for the quarter then ended as of September 30, 2011.

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

Loss Per Common Share

Loss per common share is computed in accordance with FASB ASC 260-10 (Prior authoritative literature Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ), by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740-10 (Prior authoritative literature Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

Recent Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company' s results of operations, financial position, or cash flow.

Equity Securities

Holders of shares of common stock shall be entitled to cast one vote for each common shares held at all stockholder' s meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses of $57,644 and $108,784 for the respective Three and Six month periods ending September 30, 2011 and negative cash flows from operations in the amount of $185,854 during the Six month period ending September 30, 2011, along with a working capital deficiency of $597,956 and a stockholder's deficiency of $594,456. This insolvent condition raises substantial doubt about the Company's ability to continue as a going concern. The Company always had recurring losses from its operations since it began and never had annual revenues sufficient enough to cover the Company's incurred expenses and its obligations as they became due.

NOTE 4 - RE-ORGANIZATION COSTS

During the previous year, the Company re-allocated prepaid expenses in the amount of $5,000 to Re-Organization Costs. These reorganization costs are being amortized over a 60 month period. Amortization expense for the six months ended September 30, 2011 was $500.

NOTE 5- DISCONTINUED OPERATIONS

IFRS 5 defines a "discontinued operation" as a component of an entity that has been disposed of, or is classified as held for sale, and Represent a major line of business or geographical area of operations.

On March 29, 2011, the Company disposed of its' previous assets and liabilities that represented the remaining business segment known as CX2 Technologies, Inc. This segment was sold for the assignment of its net realizable value of assets and liabilities of ($415,288) in consideration for 1,500,000 shares of common shares that were valued at $15,000 at the time of the transaction representing a net gain of $399,288. There was no income tax effects computed or implied on the transaction for the annual financial statement report.

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company had no revenues for the Three and Six month period ended September 30, 2011.

Fair Value of Financial Instruments

ASC topic 825, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of the Company's financial instruments which consist of accounts receivable, notes receivable, accounts payable, and notes payable approximate fair values due to the short-term maturities of such instruments.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740-10 (Prior authoritative literature Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

Loss Per Share

Loss per common share is computed in accordance with FASB ASC 260-10 (Prior authoritative literature Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ), by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.

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

NOTE 7 – NOTES PAYABLE

Debt due as of September 30, 2011 consists of the following:

Unsecured notes payable to Biz.com, USA are non-interest bearing and due on demand	389,861
Unsecured notes payable to Empire, LP are non-interest bearing and due on demand.	127,685
Unsecured notes payable to OTC Capital are non-interest bearing and due on demand.	149,210
Unsecured notes payable to FCI Corp. are non-interest bearing and due on demand.	32,948
Unsecured note payable to Martin Weinstein is interest bearing at 8%.	4,000

Sub-total of long term notes payable	703,704
Less: Current portion of long term notes payable	703,704
Total	0

Fusion Capital, a related party, assumed some of the Company’s accounts payable in return for a convertible promissory note in the amount of $32,948. The note bears no interest and is payable upon demand in cash within 90 days and convertible thereafter.

NOTE 8 – EARNINGS PER SHARE

The Company computed basic and diluted earnings per share for September 30, 2011 pursuant to the ASC topic 260, “Earnings per Share.” Basic EPS is calculated as net income or loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents.

The weighted average number of shares issued and outstanding are 81,888,877 on September 30, 2011.

As of September 30, 2011 there were no common stock equivalents outstanding, however there were approximately 19,000,000 shares of restricted stock issued and outstanding.

NOTE 9 – STOCKHOLDERS' EQUITY

Common Stock

On July 1, 2010, the Company increased its authorization to issue common stock in the amount of 500,000,000 shares; having a par value of $.0001 per share; and effective March 31, 2011, the Company has increased its authorization to issue common shares in the amount of 950,000,000 at par value $.0001. There were 95,722,210 and 75,222,210 shares issued and outstanding as of September 30, 2011, and March 31, 2011, respectively.

During the quarter ended September 30, 2011, there were 16,000,000 tradable shares of common stock issued for pursuant to a consulting agreement with Fusion Capital. The shares were priced at the current market value of $0.01 per share and required no further adjustment.

Preferred Stock

On July 1, 2010, the Company increased its authorization to issue preferred shares Series A and B in the amount 50,000,000 shares; having a par value $0.0001. On March 31, 2011, the Company authorized an additional 50,000,000 shares Series C having a par value of $0.0001. None are issued and outstanding.

Private Placement of Common Stock

As of September 30, 2011, there were no private placements for common stocks being offered through private placement memorandums.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events can be viewed in the Q3 Form 10Q which has been filed concurrent with this Q2 Form 10Q.

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

On September 21, 2011 the Company agreed to the conversion of $20,000 of debt held by FCI at $0.002 per share. The conversion will be recognized upon the issue date of the shares in October 2011.

NOTE 12 – PREPAID EXPENSES – RELATED PARTIES

On July 1, 2010 the Company entered into a three-year employment agreement with Raimundo Dias; FBO: Fusion Capital Investments, Inc. to provide management services to the Company, The terms of the agreement provided for compensation at an annual rate of one (1) dollar plus a one time issuance of sixteen million (16,000,000) restricted shares of the Company’s Common Stock to be issued on August 31, 2011. These shares valued at $160,000 represent pre-paid management expense under the agreement are amortized over the initial term of the agreement.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a general discussion and analysis of our financial condition and results of operations for the three and six month period ended September 31, 2011 that could have a significant effect on reporting financial statements in the future.

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

Overview

Results of Operations:

Three and Six months ended September 30, 2011 compared to the Three and Six Months ended September 30, 2010

Revenues: Revenues from operations for the three and six months ended September 30, 2011 and the three and six months ended September 30, 2010 were none.

Operating Expenses: Operating and Other expenses for the three months ended September 30, 2011 were $57,644 compared to $150,507 for the three months ended September 30, 2010. For the six months ended September 30, 2011 and 2010, these expenses were $108,784 and $260,977 respectively. The reductions were due to reduced costs of financial related services, corporate legal work and depreciation.

Net Loss: With no revenues during the period, the Company's net loss from operations was $57,644 for the quarter ended September 30, 2010 and $108,784 for the six month year to date period.

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

The Company is in a working capital shortage at the quarter ending September 30, 2011; cash flow from operations is insufficient to sustain operations as of the date of this filing. As of the date of this filing, the Company still requires additional financing to sustain operations until new sources of financing are invested and revenues are earned. No assurances are given that we will be successful in obtaining the additional capital needed. The inability to secure such additional financing will materially and adversely affect the Company and its operations.

At September 30, 2011, we had stockholders' deficit of $9,666,145; total assets of $111,110 and total current liabilities of $709,354. For the three and six months ended September 30, 2011, we have recognized a net loss from operations in the amount of $57,644 and $108,784 respectively. There is no income or loss to report at this time from discontinued operations until we further recognize the issuance of the additional shares in order to complete the settlement agreements with Stillwater Asset Funding and Biz.com USA.

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

As of September 30, 2011, there have been no changes in our controls and procedures; internal efficiencies; supervision including our chief executive and principal financial officer requiring disclosure.

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

PART II
OTHER INFORMATION

ITEM 1 - Risk Factors.

For the three and six month periods ended September 30, 2011, there have been no material changes to the risk factors discussed in Item 1A of the Form 10K filed for the period ending March 31, 2011.

ITEM 2 - Other Information.

There have been no material changes to the risk factors discussed in Item 2 of the March 31, 2011 Form 10K for the three and six month periods ended September 30, 2011.

ITEM 3 Exhibits and Reports on Form 8-K.

(a) Exhibits:

31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer

32	Section 1350 Certification

Reports on Form 8K:

5.06

On June 30, 2010, Lester Hahn, sole director, President and CEO of CX2 Technologies, Inc. (the “ Company ”), resigned from all positions held with the Company, including resigning from Board service. There were no disagreements as defined 17 CFR 240.3b-7, between the Registrant and Mr. Hahn ’ s resignation from the Board. Also effective, June 30, 2010, the Company appointed Raimundo Dias as sole Director, President and CEO to replace Mr. Hahn. Mr. Dias will serve as a director until his successor has been elected at the next annual meeting of the Registrant ’ s shareholders or until his earlier resignation, removal, or death, and Mr. Dias has not been appointed to any committees of the Board as the Board does not presently have any committees. Raimundo Dias, age 40, has over 16 years of experience in the financial markets. He is the President of Fusion Capital Investments Corporation, a private company specializing in business development. Mr. Dias received in 1995 a Bachelor’s Degree in Business Management and Marketing from St. Johns University where he has also elected to the board Organization of Latin American Studies (OLAS). Mr. Dias does not have any employment agreement or other compensatory agreement in place with the Company, and is not presently being compensated for his service as an officer and director of the Company.

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

PRE 14C

Dated April 4, 2011 the Company file with the SEC pursuant to Form 14C Information Report, Notice of action taken without stockholder's meeting for the sale of and assignment of assets and liabilities to CX2 Technologies, Inc. for 1,500,000 shares of stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Raimundo Dias
Raimundo Dias, President & CEO

Date: March 6, 2012