Form 10-Q
period 2011-12-31
GREEN EQUITY HOLDINGS, INC.
filed 2012-03-07
CIK 1384929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three and nine month period ended December 31, 2011

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

_________________________
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
Yes [   ]     No [X]

As of December 31, 2011, there were 106,722,210 shares of the registrant's common stock outstanding.

GREEN EQUITY HOLDINGS, INC.
INDEX

ACCOUNTANT'S REVIEW REPORT

TO THE STOCKHOLDERS
GREEN EQUITY HOLDINGS, INC.
DEERFIELD BEACH, FLORIDA

We have reviewed the accompanying balance sheets of Green Equity Holdings, Inc. (the "Company") for the quarter ending December 31, 2011, and the related statements of operations and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Green Equity Holdings, Inc.

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

Labrozzi & Co., PA
Miami, FL
March 2, 2012

GREEN EQUITY HOLDINGS, INC.
BALANCE SHEETS

	December 31	March 31,
	2011	2011

ASSETS
Cash	$-	$533
Prepaid expenses	97,775	-

Total Current Assets	97,775	533

Non-current assets
Intangible assets, net of accumulated amortization	3,250	4,000

Total non-current assets	3,250	4,000

TOTAL ASSETS	$101,025	$4,533

LIABILITIES AND DEFICIENCY IN ASSETS
Accounts payable and accrued expenses	$514,203	$6,000
Bank overdraft	503	-
Derivative liability	-	15,000
Convertible note payable - related party	12,948	32,948
Convertible notes payable	281,215	641,257

Total liabilities	808,869	695,205

Deficiency in assets
Preferred stock, $.0001 par value: Series C, 5,000,000 shares authorized: none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized: 106,722,210 and 75,222,210 shares issued and outstanding as of December 31, 2011 and March 31, 2011, respectively	10,672	7,522
Additional Paid-In Capital	9,084,267	8,859,167
Accumulated deficit	(9,802,783)	(9,557,361)

Total deficiency in assets	(707,844)	(690,672)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$101,025	$4,533

See accompanying notes to the condensed unaudited financial statements

GREEN EQUITY HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31	December 31	December 31	December 31
	2011	2010	2011	2010

Expenses
General and Administrative	$71,726	$12,374	$153,010	$179,108
Depreciation and amortization	36,915	13,073	37,415	41,872

Total Expenses	108,641	25,447	190,425	220,980

Net loss before other income (expenses):	(108,641)	(25,447)	(190,425)	(220,980)

Other income / (expenses):
Other expenses	(20,677)	-	(20,677)	-
Other income	-	24,673	-	24,673
Loss on conversion of notes payable	(7,000)	-	(34,000)	-
Interest expense	(320)	(10,320)	(320)	(75,764)

Total other income (expenses)	(27,997)	14,353	(54,997)	(51,091)

Net loss before provision for income taxes	(136,638)	(11,094)	(245,422)	(272,071)

Provision for income taxes	-	-	-	-

Net loss	$(136,638)	$(11,094)	$(245,422)	$(272,071)

Basic and Diluted Profit per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	89,888,877	51,403,349	89,888,877	51,403,349

See accompanying notes to the condensed unaudited financial statements.

GREEN EQUITY HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	Nine M onths Ended
	December 31	December 31
	2011	2010

CASH FLOW S FROM OPERATING ACTIVITIES:
Net Loss	$(245,422)	$(272,071)
Comm on stock issued for services	62,225	-
Depreciation expense	36,665	41,872
Amortization expense	750	750
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and operating liabilities:
Note receivable-related party	-	1,245
Prepaid expenses	(97,775)	5,000
Derivative liability	(15,000)	57,284
Accounts payable and accrued expenses	508,203	(227,919)

Net cash provided by (used in) operating activities	249,646	(393,839)

CASH FLOW S FROM INVESTING ACTIVITIES:
Investment in Evo-Resources	-	(35,000)
Purchase of intanible assets	-	(25,000)

Net cash used in investin g activities	-	(60,000)

CASH FLOW S FROM FINANCING ACTIVITIES:
Bank overdraft	503	-
Payments on convertible notes	(20,000)	-
Proceeds for convertible notes purchased	4,000	55,000
Notes payable increase (decrease)	(390,791)	313,354
Accounts payable converted to notes payable-related party	-	32,797
Sale of common stock	2,050	29,000
Additional paid in capital	154,059	26,100

Net cash provided b y financing activities	(250,179)	456,251

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS	(533)	2,412

CASH BEGINNING OF PERIOD	533	-

CASH END OF PERIOD	$-	$2,412

See accompanying notes to the condensed unaudited financial statements.

GREEN EQUITY HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended December 30, 2011

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

Effective March 29, 2011, the Company previously entered into the sale and assignment of liabilities for certain assets known as the CX2 Technologies, Inc. segment. The assets and liabilities disposed of consist of approximately $49,738 of assets and $845,613 of liabilities in consideration of 1,500,000 shares of common stock issued by the Company having a value of approximately $15,000. The company realized approximately $399,288 income from the sale of its discontinued operation. This transaction was rescinded on October 21, 2011. Accordingly, all transactions were reversed and the shares returned and cancelled.

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

NOTE 2 – QUARTERLY FINANCIAL STATEMENTS

The accompanying quarterly financial statements of Green Equity Holdings, Inc. (the "Company") have been prepared and reviewed pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC). Such rules require that these quarterly financial statements are prepared in accordance with Generally Accepted Accounting Principles (US GAAP); and our compilation and review report is in accordance with Generally Accepted Auditing Standards (US GAAS). These standards require that footnotes and disclosures be provided in order to assist the readers with supporting details that are documented in the condensed financial statements.

The Company recommends that the footnote disclosures made herein with its quarterly reviewed financial statements be read in conjunction with its quarterly review report also included in its filing on Form 10-Q for the quarter then ended December 31, 2011. In the opinion of management, our financial statements and footnote disclosures fairly present our financial position and results of operations of the Company for the quarter then ended as of December 31, 2011.

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

Recent Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Equity Securities

Holders of shares of common stock shall be entitled to cast one vote for each common shares held at all stockholder's meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses of $136,638 and $245,422 for the respective Three and Nine month periods ending December 31, 2011, a positive cash flows from operations in the amount of $249,646 during the Nine month period ending December 31, 2011 resulting from the rescission of the CX2 transaction, and a working capital deficiency of $711,094 and a stockholder's deficiency of $707,844. This insolvent condition raises substantial doubt about the Company's ability to continue as a going concern. The Company always had recurring losses from its operations since it began and never had annual revenues sufficient enough to cover the Company's incurred expenses and its obligations as they became due.

NOTE 4 – RE-ORGANIZATION COSTS

During the previous year, the Company re-allocated prepaid expenses in the amount of $5,000 to Re-Organization Costs. These reorganization costs are being amortized over a 60 month period. Amortization expense for the nine months ended December 31, 2011 was $750.

NOTE 5- DISCONTINUED OPERATIONS

IFRS 5 defines a “discontinued operation” as a component of an entity that has been disposed of, or is classified as held for sale, and Represent a major line of business or geographical area of operations.

On March 29, 2011, the Company disposed of its’ previous assets and liabilities that represented the remaining business segment known as CX2 Technologies, Inc. This segment was sold for the assignment of its net realizable value of assets and liabilities of ($415,288) in consideration for 1,500,000 shares of common shares that were valued at $15,000 at the time of the transaction representing a net gain of $399,288. There was no income tax effects computed or implied on the transaction for the annual financial statement report. This transaction was rescinded on October 21, 2011. Accordingly, all asset and liability transactions were reversed and the shares returned and cancelled.

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

Revenue Recognition

The Company had no revenues for the Three and Nine month period ended December 31, 2011.

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

NOTE 7 – NOTES PAYABLE

Debt due as of December 31, 2011 consists of the following:

Unsecured notes payable to Biz.com, USA are non-interest bearing and due on demand*	0
Unsecured notes payable to Empire, LP are non-interest bearing and due on demand.	127,685
Unsecured notes payable to OTC Capital are non-interest bearing and due on demand.	153,530
Unsecured notes payable to FCI Corp. are non-interest bearing and due on demand.	12,948
Unsecured note payable to Martin Weinstein is interest bearing at 8%.**	0

Sub-total of long term notes payable	294,163
Less: Current portion of long term notes payable	294,163
Total	0

*	Biz.com note settled for 2.5 million shares of Common Stock in November 2011
**	Weinstein note assigned to OTC Capital in December 2011

Fusion Capital, a related party, assumed some of the Company’s accounts payable in return for a convertible promissory note in the amount of $32,948. The note bears no interest and is payable upon demand in cash within 90 days and is convertible thereafter. During the period, $20,000 of this note was converted to Common Stock. The balance at December 31, 2011 is $12,948.

NOTE 8 – EARNINGS PER SHARE

The Company computed basic and diluted earnings per share for December 30, 2011 pursuant to the ASC topic 260, “Earnings per Share.” Basic EPS is calculated as net income or loss attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents.

The weighted average number of shares issued and outstanding are 89,888,877 on December 31, 2011.

As of December 31, 2011 there were no common stock equivalents outstanding, however there were approximately 31,500,000 shares of restricted stock issued and outstanding.

NOTE 9 – STOCKHOLDERS' EQUITY

Common Stock

On July 1, 2010, the Company increased its authorization to issue common stock in the amount of 500,000,000 shares; having a par value of $.0001 per share; and effective March 31, 2011, the Company has increased its authorization to issue common shares in the amount of 950,000,000 at par value $.0001. As of October 27, 2011 the Company expedited filing an Amendment of the Articles of Incorporation with the State of Nevada reducing the total number of authorized common shares it can issue to 200,000,000, par value of $.0001. There were 106,722,210 and 75,222,210 shares issued and outstanding as of December 31, 2011, and March 31, 2011, respectively.

Effective October 31, 2011, the Company has honored its commitment previously agreed to, by issuing 2,500,000 shares to in the name of Biz.com, USA to settle the long awaited dispute between Biz.com, USA and The Stillwater Asset Backed Finance Co. Whereby, the Company has been released in full on or before this reporting date the amount of $389,861 of promissory notes owed to Biz.com, USA, and the Writ of Garnishment in the amount approximately $1,500,000 owed to Stillwater.

Preferred Stock

On July 1, 2010, the Company has increased its authorization to issue preferred shares Series A and B in the amount 50,000,000 shares; having a par value $0.0001. On March 31, 2011, the Company authorized an additional 50,000,000 shares Series C having a par value of $0.0001. As of October 27, 2011 the Company expedited filing an Amendment of the Articles of Incorporation with the State of Nevada reducing the total number of authorized preferred shares to 5,000,000 par value of $.0001. The Company has also rescinded filing the designation of Series A and B preferred stock. No Preferred shares are issued and outstanding.

Private Placement of Common Stock

As of December 30, 2011, there were no private placements for common stocks being offered through private placement memorandums.

NOTE 10 – CONVERSION OF DEBT

APB No. 84 Describes the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible holders. This Statement requires recognition of an expense equal to the fair value of the additional securities or other consideration issued to induce conversion.

Pursuant to an agreement as of September 21, 2011 the Company converted $20,000 of debt held by FCI at $0.002 per share. The Company incurred a loss in the amount of $7,000 on the conversion of debt based upon the market price as of the conversion date. The following is a schedule of all the debt conversions for which the Company issued additional shares in order to reduce its debts thereby recognizing an additional expense upon the conversion at the fair market value during the fiscal quarter ended December 31, 2011:

			Conversion	Shares	Mkt	Mkt	Debt	Other
	Cert #	No.	Date	Issued	Prices	Value	Converted	(Inc) / Exp

Fusion Capital Investments	1789	1	10/6/11	10,000,000	$ 0.00	27,000	20,000	7,000

NOTE 11- PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for additions, renewals and improvements are capitalized.

Furniture, fixtures and equipment	3 to 7 years
Leasehold improvements	5 to 15 years
Buildings and improvements	18 to 39 years

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.

Schedule of Assets are as follows:

Assets
Office furniture, fixtures, computers and communications equipment	$261,456
Less: accumulated depreciation	(261,456)
Total furniture, fixtures, computers and communications equipment	$0

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a general discussion and analysis of our financial condition and results of operations for the three and nine month period ended December 31, 2011 that could have a significant effect on reporting financial statements in the future.

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

Overview

Results of Operations:

Three and Nine months ended December 31, 2011 compared to the Three and Nine Months ended December 31, 2010

Revenues: Revenues from operations for the three and nine months ended December 31, 2011 and the three and nine months ended December 31, 2010 were zero.

Operating Expenses: Operating and Other expenses for the three months ended December 31, 2011 were $136,638 compared to $11,094 for the three months ended December 31, 2010. For the six months ended December 31, 2011 and 2010, these expenses were $245,422 and $272,071 respectively. These expense increases are due to the rescission of the transfer of assets and liabilities to CX2, despite overall reduced costs of financial related services and corporate legal work.

Net Loss: With no revenues during the period, the Company's net loss from operations was $136,638 for the quarter ended December 31, 2011 and $245,422 for the nine month year to date period.

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

The Company is in a working capital shortage at the quarter ending December 31, 2011; cash flow from operations is insufficient to sustain operations as of the date of this filing. As of the date of this filing, the Company still requires additional financing to sustain operations until new sources of financing are invested and revenues are earned. No assurances are given that we will be successful in obtaining the additional capital needed. The inability to secure such additional financing will materially and adversely affect the Company and its operations.

At December 31, 2011, we had stockholders' deficit of $9,802,783; total assets of $101,025 and total current liabilities of $808,869. For the three and nine months ended December 31, 2011, we have recognized a net loss from operations in the amount of $136,638 and $245,422 respectively.

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

As of December 31, 2011, there have been no changes in our controls and procedures; internal efficiencies; supervision including our chief executive and principal financial officer requiring disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls and policies regarding the financial statement reporting process since the Company's last quarterly report to this quarterly report that would inhibit a reasonable person's ability to make an informed decision about investing into the shares of the Company.

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

PART II
OTHER INFORMATION

ITEM 1 - Risk Factors.

For the three and nine month periods ended December 31, 2011, there have been no material changes to the risk factors discussed in Item 1A of the Form 10K filed for the period ending March 31, 2011.

ITEM 2 - Other Information.

There have been no material changes to the risk factors discussed in Item 2 of the March 31, 2011 Form 10K for the three and nine month periods ended December 31, 2011.

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

5.07

On August 14, 2010, holder of the majority of the voting power of the outstanding stock of CX2 Technologies, Inc. (the “Company ”) voted in favor of changing the Company ’ s name to “ Green Equity Holdings, Inc. ” (The “ Name Change ” ). The name change has been made affective on or about August 16, 2010.

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